Form 10-Q
period 1996-03-31
NET 2 L P
filed 1996-05-15
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [Fee required]

For the period ended March 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       [Fee required]

For the Transition period from _________________ to ________________

Commission  File Number 33-25984

                                   NET 2 L.P.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                 13-3497738
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

             c/o The LCP Group
           355 Lexington Avenue                              10017
               NEW YORK, NY                               (Zip code)
 (Address of principal executive offices)

Registrant's telephone number, including area code              (212) 692-7200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  x  No
                                       ---     ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                        PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                   NET 2 L.P.

                                 BALANCE SHEETS

                March 31, 1996 (Unaudited) and December 31, 1995


                                     ASSETS
                                                             March 31,     December 31,
                                                               1996            1995
                                                               ----            ----
Real estate, at cost
    Buildings                                               $40,405,663    $40,405,663
    Land                                                      9,487,396      9,487,396
                                                            -----------    -----------
                                                             49,893,059     49,893,059

    Less:  accumulated depreciation                           5,729,789      5,481,337
                                                            -----------    -----------
                                                             44,163,270     44,411,722

Cash                                                            937,461        733,135
Restricted cash                                                  67,890         88,677
Deferred expenses (net of accumulated amortization of
    $479,419 and $441,068 in 1996 and 1995, respectively)       608,251        590,602
Rent receivable                                               1,655,726      1,535,664
Other assets                                                    296,783        298,535
                                                            -----------    -----------

                                                            $47,729,381    $47,658,335
                                                            ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                                      $14,648,225    $14,721,188
Accrued interest payable                                         98,728        106,119
Accounts payable and other liabilities                          261,069        186,953
                                                            -----------    -----------

                                                             15,008,022     15,014,260
                                                            -----------    -----------

Partners' capital (deficit):
    General Partner                                            (358,967)      (360,513)
    Limited Partners ($100 per Unit,
    500,000 Units authorized, 477,167
    Units issued and outstanding)                            33,080,326     33,004,588
                                                            -----------    -----------

    Total partners' capital                                  32,721,359     32,644,075
                                                            -----------    -----------

                                                            $47,729,381    $47,658,335
                                                            ===========    ===========

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME

                     Quarters Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                 Quarter Ended     Quarter Ended
                                                   March 31,         March 31,
                                                      1996              1995
                                                      ----              ----
Revenues:

      Rental                                      $1,402,554         $1,148,687
      Interest and other                              11,127             80,682
                                                  ----------         ----------

                                                   1,413,681          1,229,369
                                                  ----------         ----------

Expenses:

      Interest expense                               355,239            375,772
      Depreciation                                   248,452            263,571
      Amortization of deferred expenses               38,351             49,718
      General, administrative, and other              85,724            190,058
                                                  ----------         ----------

                                                     727,766            879,119
                                                  ----------         ----------

Net income                                        $  685,915         $  350,250
                                                  ==========         ==========

Net income per Unit of limited
      partnership interest                        $     1.41         $     0.72
                                                  ==========         ==========


           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                     Quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                     Quarter Ended            Quarter Ended
                                                                       March 31,                March 31,
                                                                         1996                     1995
                                                                         ----                     ----

Cash flows from operating activities:

    Net income                                                         $ 685,915                $  350,250
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                    286,803                   313,289
        (Increase) decrease in rents receivable                         (120,062)                   11,898
        (Decrease) increase in accrued interest payable                   (7,391)                      155
        Decrease (increase) in other assets                                1,752                   (31,667)
        Increase in accounts payable and other
           liabilities                                                    74,116                    35,136
                                                                       ---------                ----------
        Total adjustments                                                235,218                   328,811
                                                                       ---------                ----------

    Net cash provided by operating activities                            921,133                   679,061
                                                                       ---------                ----------

Cash flows from financing activities:
    Decrease in restricted cash                                           20,787                 2,969,720
    Principal payments on mortgage notes                                 (72,963)                  (69,768)
    Increase in deferred expenses                                        (56,000)                    -
    Cash distributions to partners                                      (608,631)                 (608,631)
                                                                       ---------                ----------

    Net cash (used in) provided by financing activities                 (716,807)                2,291,321
                                                                       ---------                ----------

Net increase in cash                                                     204,326                 2,970,382

Cash at beginning of period                                              733,135                 1,704,042
                                                                       ---------                ----------

Cash at end of period                                                  $ 937,461                $4,674,424
                                                                       =========                ==========
Supplemental cash flow information:

Cash paid during the period for interest                               $ 362,630                $  375,617
                                                                       =========                ==========


           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
                                  (Unaudited)



1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware. The purpose of the limited partnership is to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of March 31, 1996, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,300 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

2.       Summary of Significant Accounting Policies

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         The Partnership has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At March 31, 1996, the Partnership's rent receivable primarily consists of amounts of the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167, during each of the quarters ended March 31, 1996 and 1995.

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership's cash, mortgage notes payable, and accounts payable and accrued liabilities are carried at cost, which approximates fair value.

         On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Company's results of operations or its financial condition for the quarter ended March 31, 1996.

         Management of the partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.       The Partnership Agreement

         As of March 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $17,060,628. The unpaid cumulative preferred return at March 31, 1996 totaled $16,320,802 ($32.96 to $34.90 per Unit).

         On April 30, 1996, the cumulative preferred return that was unpaid at March 31, 1996, was reduced by a cash distribution to the Limited Partners for the quarter ended March 31, 1996 totaling $596,459 ($1.25 per Unit) and $12,173 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the morgage notes paybale for the succeeding five years are as follows:



                    Year Ending
                    December 31,
                    ---------------
                    1996 (9 months)          $222,641
                    1997                      327,240
                    1998                      358,775
                    1999                      241,414
                    2000                      101,569
                    2001                      109,999

5.       Leases

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of March 31, 1996, follow:


                    Year Ending
                    December 31,                   Amount
                    ------------                   ------
                    1996 (9 months)           $ 3,816,567
                    1997                        5,043,796
                    1998                        5,118,035
                    1999                        5,156,649
                    2000                        5,230,349
                    2001                        5,282,101
                    Thereafter                 42,155,755
                                              -----------
                                              $71,803,252
                                              ===========

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of March 31, 1996, a property management fee of $12,825 had been paid or accrued to Leased Properties Management, Inc.

7.       Subsequent Events

         On April 4, 1996, the Partnership received financing secured by a mortgage on the Massachusetts Property for $2.8 million. The loan has a 232-month term with an interest rate of 7.5% per annum.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $17,060,628. The unpaid cumulative preferred return at March 31, 1996 totaled $16,320,802 (see note 3 of Notes to the Financial Statements).

On April 4, 1996, the Partnership received financing secured by a mortgage on the Massachusetts Property for $2.8 million. The loan has a 232-month term with an interest rate of 7.5% per annum.

The Partnership attempts to maintain a working capital reserve equal to 1.5% of the gross proceeds of its offering which is anticipated to be sufficient to satisfy liquidity requirements. As of March 31, 1996, the Partnership's cash balances were $937,461, or 1.96% of the gross proceeds of the offering. Liquidity could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

There are no material restrictions (other than the debt service requirements under the mortgage notes) upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Results of Operations

The results of operations for the three months ended March 31, 1996, (see Statements of Income) are attributable to the acquisition and operation of the thirty-six real property investments, purchased from 1989 to 1995 and interest earned on interest-bearing bank investments.

Total revenues for the three months ended March 31, 1996 increased $184,312 from the same period in 1995. Rental revenues increased $253,867 from the same period in 1995. The increase in rental revenue is primarily due to the increase in rentals in accordance with various leases, and rental revenue from property acquired in the third quarter of 1995. Interest and other revenues decreased $69,555 from the same period in 1995. The decrease in interest and other revenue is primarily due to lower interest-bearing cash balances maintained in 1996.

Total expenses for the three months ended March 31, 1996 decreased $151,353 from the same period in 1995, primarily due to a decrease in, general and administrative expenses. General and administrative expenses decreased $104,334 due to lower property operating costs in 1996 and non-recurring legal expenses in 1995.

Net income for the three months ended March 31, 1996 increased $335,665 from the same period in 1995 primarily due to the increase in revenues and the decrease in expenses discussed above.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities - not applicable.

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.          Exhibit
                           -----------          -------
                               27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended March 31, 1996.

                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NET 2 L.P.

                                                By:   Lepercq Net 2 L.P.
                                                      its general partner

                                                By:   Lepercq Net 2 Inc.
                                                      its general partner

Date: _____________________________             By:   ___________________
                                                      E. Robert Roskind
                                                      President

             EXHIBIT INDEX


Exhibit No.               Description
- - ----------                -----------

   27                 Financial Data Schedule