Form 10-Q
period 1996-06-30
NET 2 L P
filed 1996-08-13
CIK 843756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the period ended June 30, 1996

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

                              Yes  x  . No      .
                                  ---      ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                        PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   NET 2 L.P.

                                 BALANCE SHEETS

                June 30, 1996 (Unaudited) and December 31, 1995

                                     ASSETS
                                     ------
                                                                  June 30,          December 31,
                                                                    1996               1995
                                                                    ----               ----
Real estate, at cost
    Buildings                                                   $40,405,663        $40,405,663
    Land                                                          9,487,396          9,487,396
                                                                -----------        -----------
                                                                 49,893,059         49,893,059

    Less:  accumulated depreciation                               5,978,241          5,481,337
                                                                -----------        -----------
                                                                 43,914,818         44,411,722

Cash                                                              4,134,857            733,135
Restricted cash                                                      17,675             88,677
Deferred expenses (net of accumulated amortization of
    $516,320 and $441,068 in 1996 and 1995, respectively)           581,373            590,602
Rent receivable                                                   1,724,204          1,535,664
Other assets                                                        231,160            298,535
                                                                -----------        -----------
                                                                $50,604,087        $47,658,335
                                                                ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                          $17,365,781        $14,721,188
Accrued interest payable                                             96,013            106,119
Accounts payable and other liabilities                              124,779            186,953
                                                                -----------        -----------

                                                                 17,586,573         15,014,260
                                                                -----------        -----------
Partners' capital (deficit):
    General Partner                                                (353,044)          (360,513)
    Limited Partners ($100 per Unit,
    500,000 Units authorized, 477,167
    Units issued and outstanding)                                33,370,558         33,004,588
                                                                -----------        -----------
    Total partners' capital                                      33,017,514         32,644,075
                                                                -----------        -----------
                                                                $50,604,087        $47,658,335
                                                                ===========        ===========

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME

                   Quarters Ended June 30, 1996 and 1995 and
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                                 Six Months       Six Months
                                              Quarter Ended     Quarter Ended      Ended            Ended
                                                June 30,          June 30,        June 30,         June 30,
                                                  1996              1995            1996             1995
                                              -------------     -------------    ----------       ----------
Revenues:

      Rental                                   $1,352,776       $1,148,683       $2,755,330       $2,297,370
      Interest and other                          338,683          127,663          349,810          208,345
                                               ----------       ----------       ----------       ----------
                                                1,691,459        1,276,346        3,105,140        2,505,715
                                               ----------       ----------       ----------       ----------
Expenses:

      Interest expense                            402,346          376,767          757,585          752,539
      Depreciation                                248,452          257,333          496,904          520,904
      Amortization of deferred expenses            36,901           44,034           75,252           93,752
      General, administrative, and other           98,974          198,396          184,698          388,454
                                               ----------       ----------       ----------       ----------
                                                  786,673          876,530        1,514,439        1,755,649
                                               ----------       ----------       ----------       ----------

Income before gain on sale of stock
   and gain from sale of property                 904,786          399,816        1,590,701          750,066

      Gain from sale of property                     --             12,869             --             12,869
                                               ----------       ----------       ----------       ----------
Net income                                     $  904,786       $  412,685       $1,590,701       $  762,935
                                               ==========       ==========       ==========       ==========

Net income per Unit of limited
      partnership interest                     $     1.86       $     0.85       $     3.27       $     1.57
                                               ==========       ==========       ==========       ==========

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                               Six Months Ended      Six Months Ended
                                                                   June 30,              June 30,
                                                                     1996                  1995
                                                                    ------                -----
Cash flows from operating activities:
    Net income                                                  $ 1,590,701           $   762,935
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                               572,156               614,656
        Increase in rent receivable                                (188,540)              (18,148)
        Gain on sale of property                                       --                 (12,869)
        Decrease in accrued interest payable                        (10,106)               (4,386)
        Decrease (increase) in other assets                          67,375               (95,868)
        (Decrease) increase in accounts payable and other
           liabilities                                              (62,174)               98,547
                                                                -----------           -----------
        Total adjustments                                           378,711               581,932
                                                                -----------           -----------

    Net cash provided by operating activities                     1,969,412             1,344,867
                                                                -----------           -----------
Cash flows from investing activities:
    Proceeds from sale of property                                     --                 144,984
                                                                -----------           -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                           (155,407)             (134,932)
    Proceeds of mortgage notes payable                            2,800,000                  --
    Increase in deferred expenses                                   (66,023)                 --
    Decrease in restricted cash                                      71,002             3,036,505
    Cash distributions to partners                               (1,217,262)           (1,217,262)
                                                                -----------           -----------
    Net cash provided by financing activities                     1,432,310             1,684,311
                                                                -----------           -----------
Net increase in cash                                              3,401,722             3,174,162

Cash at beginning of period                                         733,135             1,704,042
                                                                -----------           -----------
Cash at end of period                                           $ 4,134,857           $ 4,878,204
                                                                ===========           ===========

Supplemental disclosure of cash flow information:
Cash payments for interest                                      $   767,691           $   756,925
                                                                ===========           ===========


            See accompanying notes to unaudited financial statements

                                   NET 2 L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996
                                  (Unaudited)

1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware. The purpose of the limited partnership is to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of June 30, 1996, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,300 limited partners.

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

         The Partnership has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At June 30, 1996, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167, during each of the quarters and six months ended June 30, 1996 and 1995.

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

                                   NET 2 L.P.

                         NOTES TO FINANCIAL STATEMENTS

2.       Continued

         Certain amounts included in the prior year's financial statements have been reclassified to conform with the current year's presentation.

         On January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS has no effect on the Partnership's results of operations or its financial condition for the quarter and six months ended June 30, 1996.

         Management of the partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.       The Partnership Agreement

         As of June 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $17,657,087. The unpaid cumulative preferred return at June 30, 1996, totaled $17,036,552 ($34.46 to $36.40 per Unit).

         On July 31, 1996, the cumulative preferred return that was unpaid at June 30, 1996, was reduced by a cash distribution to the Limited Partners for the quarter ended June 30, 1996, totaling $596,459 ($1.25 per Unit) and $12,173 to the General Partner.

4.       Mortgage Notes Payable

         On April 4, 1996, the Partnership received financing secured by a mortgage on the Massachusetts Property for $2.8 million. The loan has a 232-month term with an interest rate of 7.5% per annum.

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                          Year Ending
                          December 31,

                          1996 (6 months)                $184,228
                          1997                            397,240
                          1998                            434,209
                          1999                            322,704
                          2000                            189,170
                          2001                            204,401


                                   NET 2 L.P.

                         NOTES TO FINANCIAL STATEMENTS

5.       Leases

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of June 30, 1996, follow:

                         Year Ending
                         December 31,                     Amount
                         ------------                     ------
                         1996 (6 months)            $ 2,532,267
                         1997                         5,043,796
                         1998                         5,118,035
                         1999                         5,156,649
                         2000                         5,230,349
                         2001                         5,282,101
                         Thereafter                  42,155,755
                                                    -----------
                                                    $70,518,952
                                                    ===========


         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of June 30, 1996, a property management fee of $25,668 had been paid or accrued to Leased Properties Management, Inc.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $17,657,087. The unpaid cumulative preferred return at June 30, 1996, totaled $17,036,552 (see note 3 of Notes to Financial Statements).

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

Results of Operations

The results of operations for the quarter and six months ended June 30, 1996, (see Statements of Income) are attributable to the acquisition and operation of the thirty-six real property investments, purchased from 1989 to 1995 and interests earned on interest-bearing bank investments.

Total revenues for the quarter and six months ended June 30, 1996, increased $415,113 and $599,425 from the same periods in 1995. Rental revenues for the quarter and six months ended June 30, 1996, increased $204,093 and $457,960 from the same periods in 1995. The increase is primarily due to rental revenues received from the Massachusetts property acquired in December 1995. Interest and other income for the quarter ended June 30, 1996, increased $211,020 and $141,465 from the same periods in 1995. The increases aredue to MUSTFA
(Michigan Underground Storage Tank Financial Assurance Fund) reimbursements received and gain from the sale of the NCS stocks.

Total expenses for the quarter and six months ended June 30, 1996, decreased $89,857 and $241,210 from the same periods in 1995. The decrease is primarily due to a decrease in general and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 1996, decreased $99,422 and $203,756 from the same periods in 1995. The decrease is due to lower property operating costs in 1996.

Net income for the quarter and six months ended June 30, 1996, increased $492,101 and $827,766 from the same periods in 1995. The increases are primarily due to the increase in revenues and the decrease in expenses discussed above.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

                       Exhibit No.      Exhibit
                       -----------      -------

                                27      Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended June 30, 1996.

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

                                           NET 2 L.P.

                                           By:   Lepercq Net 2 L.P.
                                                 its general partner

                                           By:   Lepercq Net 2 Inc.
                                                 its general partner


Date: August 12, 1996                      By:   /s/ E. Robert Roskind
      --------------------                       ------------------------
                                                 E. Robert Roskind
                                                 President

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule