Form 10-Q
period 1996-09-30
NET 2 L P
filed 1996-11-07
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]
For the period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]
For the Transition period from _________________ to ________________

Commission File Number 33-25984

                                   NET 2 L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                            13-3497738
         ------------------------------              ----------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)            Identification No.)

               c/o The LCP Group
              355 Lexington Avenue                        10017
                  New York, NY                         -----------
         ------------------------------                 (Zip code)
    (Address of principal executive offices)

Registrant's telephone number, including area code    (212) 692-7200

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

                                Yes _x_. No ___.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                 Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                   NET 2 L.P.

                                 BALANCE SHEETS

              September 30, 1996 (Unaudited) and December 31, 1995


                                     ASSETS

                                                                September 30,       December 31,
                                                                    1996                1995
                                                                -------------       ------------
Real estate, at cost
   Buildings                                                    $ 40,405,663        $ 40,405,663
   Land                                                            9,487,396           9,487,396
                                                                ------------        ------------
                                                                  49,893,059          49,893,059
   Less:  accumulated depreciation                                 6,226,693           5,481,337
                                                                ------------        ------------
                                                                  43,666,366          44,411,722
Cash and cash equivalents                                          4,374,128             733,135
Restricted cash                                                       17,900              88,677
Deferred expenses (net of accumulated amortization of
   $550,323 and $441,068 in 1996 and 1995, respectively)             547,370             590,602
Rent receivable                                                    1,793,754           1,535,664
Other assets                                                         248,426             298,535
                                                                ------------        ------------
                                                                $ 50,647,944        $ 47,658,335
                                                                ============        ============

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                          $ 17,275,968        $ 14,721,188
Accrued interest payable                                              95,861             106,119
Accounts payable and other liabilities                               319,486             186,953
                                                                ------------        ------------
                                                                  17,691,315          15,014,260
                                                                ------------        ------------
Partners' capital (deficit):
   General Partner                                                  (354,261)           (360,513)
   Limited Partners ($100 per Unit,
   500,000 Units authorized, 477,167
   Units issued and outstanding)                                  33,310,890          33,004,588
                                                                ------------        ------------
   Total partners' capital                                        32,956,629          32,644,075
                                                                ------------        ------------
                                                                $ 50,647,944        $ 47,658,335
                                                                ============        ============

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.


                              STATEMENTS OF INCOME

                 Quarters Ended September 30, 1996 and 1995 and
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                  Nine Months       Nine Months
                                                Quarter Ended    Quarter Ended       Ended             Ended
                                                September 30,    September 30,   September 30,     September 30,
                                                    1996             1995             1996             1995
                                                -------------    -------------   -------------     -------------
Revenues:

    Rental                                       $1,357,462       $1,204,449       $4,112,792        3,501,819
    Interest and other                               45,619          139,840          395,429          348,185
                                                 ----------       ----------       ----------       ----------
                                                  1,403,081        1,344,289        4,508,221        3,850,004
                                                 ----------       ----------       ----------       ----------
Expenses:

    Interest expense                                406,453          375,761        1,164,038        1,128,300
    Depreciation                                    248,452          240,620          745,356          761,524
    Amortization of deferred expenses                34,003           38,351          109,255          132,103
    General, administrative, and other              166,427          235,285          351,125          623,739
                                                 ----------       ----------       ----------       ----------
                                                    855,335          890,017        2,369,774        2,645,666
                                                 ----------       ----------       ----------       ----------
Income before gain from sale of properties          547,746          454,272        2,138,447        1,204,338

    Gain from sale of properties                         --               --               --           12,869
                                                 ----------       ----------       ----------       ----------
    Net income                                   $  547,746       $  454,272       $2,138,447       $1,217,207
                                                 ==========       ==========       ==========       ==========
Net income per Unit of limited
    partnership interest                         $     1.12       $     0.93       $     4.39       $     2.50
                                                 ==========       ==========       ==========       ==========

            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Nine Months Ended  Nine Months Ended
                                                       September 30,      September 30,
                                                           1996               1995
                                                     -----------------  -----------------
Cash flows from operating activities:
   Net income                                           $ 2,138,447        $ 1,217,207
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                          854,611            893,627
     Increase in rents receivable                          (258,090)           (48,492)
     Gain on sale of properties                                  --            (12,869)
     Decrease in accrued interest payable                   (10,258)            (6,657)
     Decrease (increase) in other assets                     50,109           (134,511)
     Increase in accounts payable and other
        liabilities                                         132,533             81,029
                                                        -----------        -----------
     Total adjustments                                      768,905            772,127
                                                        -----------        -----------
   Net cash provided by operating activities              2,907,352          1,989,334

Cash flows from investing activities:
   Proceeds from sale of properties                              --            144,984
   Investments in real estate                                    --         (4,166,360)
                                                        -----------        -----------
   Net cash used in investing activities                         --         (4,021,376)
                                                        -----------        -----------
Cash flows from financing activities:
   Proceeds of mortgage notes payable                     2,800,000                 --
   Principal payments on mortgage notes                    (245,220)          (201,647)
   Increase in deferred expenses                            (66,023)                --
   Decrease in restricted cash                               70,777          3,083,695
   Cash distributions to partners                        (1,825,893)        (1,825,893)
                                                        -----------        -----------
   Net cash provided by financing activities                733,641          1,056,155
                                                        -----------        -----------
Net increase (decrease) in cash and cash equivalents      3,640,993           (975,887)

Cash and cash equivalents at beginning of period            733,135          1,704,042
                                                        -----------        -----------
Cash and cash equivalents at end of period              $ 4,374,128        $   728,155
                                                        ===========        ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                $ 1,174,296        $ 1,134,957
                                                        ===========        ===========

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)


1.    The Partnership and Basis of Presentation

      Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware. The purpose of the limited partnership is to invest in real estate properties or interests therein net leased to corporations or other entities.

      As of September 30, 1996, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,300 limited partners.

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

2.    Summary of Significant Accounting Policies

      The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting and Federal income tax reporting purposes. Real estate is carried at cost less accumulated depreciation unless declines in the values of properties are considered other than temporary. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the properties. The Partnership depreciates buildings over a 40-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

      For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

      The Partnership has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At September 30, 1996, the Partnership's rent receivable primarily consists of amounts of the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

      The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167, during each of the quarters and nine months ended September 30, 1996 and 1995.

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

      For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid instruments to be cash equivalents. The Balance Sheet caption cash and cash equivalents includes $4.2 million of money market instruments at September 30, 1996.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.    Continued

      Certain amounts included in the prior year's financial statements have been reclassified to conform with the current year's presentation.

      On January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS has no effect on the Partnership's results of operations or its financial condition for the nine months ended September 30, 1996.

      Management of the partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.    The Partnership Agreement

      As of September 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,253,546. The unpaid cumulative preferred return at September 30, 1996, totaled $17,752,303 ($37.90 to $35.96 per Unit).

      On October 31, 1996, the cumulative preferred return that was unpaid at September 30, 1996, was reduced by a cash distribution to the Limited Partners for the quarter ended September 30, 1996, totaling $596,459 ($1.25 per Unit) and $12,173 to the General Partner.

4.    Mortgage Notes Payable

      On April 4, 1996, the Partnership received financing secured by a mortgage on the Massachusetts Property for $2.8 million. The loan has a 232-month term with an interest rate of 7.5% per annum.

      Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:


                        Year Ending
                        December 31,
                        ------------
                        1996 (3 months)             $ 94,415
                        1997                         397,240
                        1998                         434,209
                        1999                         322,704
                        2000                         189,170
                        2001                         204,401

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.    Leases

      Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of September 30, 1996, follow:

                        Year Ending
                        December 31,                 Amount
                        ------------                 ------
                        1996 (3 months)          $ 1,301,966
                        1997                       5,230,681
                        1998                       5,304,920
                        1999                       5,343,534
                        2000                       5,417,234
                        2001                       5,468,986
                        Thereafter                43,495,098
                                                  ----------
                                                 $71,562,419
                                                  ==========

      The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.    Related Party Transactions

      Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of September 30, 1996, a property management fee of $38,594 had been paid or accrued to Leased Properties Management, Inc.

7.    Subsequent Events

      On October 1, 1996, the Partnership entered into an agreement with Leased Properties Management Inc., under which Leased Properties Management, Inc. assigned its responsibilities as management agent to Lexington Corporate Properties, Inc. E. Robert Roskind is chairman of the board of directors of Lexington Corporate Properties, Inc., and controls the LCP Group, L.P. with which Leased Properties Management, Inc. is affiliated.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

On April 4, 1996, the Partnership received financing secured by a mortgage on the Massachusetts Property for $2.8 million. The loan has a 232-month term with an interest rate of 7.5% per annum.

As of September 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,253,546. The unpaid cumulative preferred return at September 30, 1996, totaled $17,752,303 (see note 3 of Notes to Financial Statements).

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

Results of Operations

The results of operations for the quarter and nine months ended September 30, 1996, (see Statements of Income) are attributable to the acquisition and operation of the thirty-six real property investments, purchased from 1989 to 1995, and interest earned on interest-bearing bank investments.

Total revenues for the quarter and nine months ended September 30, 1996, increased $58,792 and $658,217 from the same periods in 1995. Rental revenues for the quarter and nine months ended September 30, 1996, increased $153,013 and $610,973 from the same periods in 1995 primarily due to rental revenues received from the Massachusetts property acquired in September of 1995. Interest and other revenues increased $47,244 from the same period in 1995 primarily due to MUSTFA (Michigan Underground Storage Tank Financial Assurance
Fund) reimbursements received.

Total expenses for the quarter and nine months ended September 30, 1996, decreased $34,682 and $275,892, from the same periods in 1995. The decreases are primarily due to decreases in general and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 1996, decreased $68,858 and $272,614 from the same periods in 1995, primarily due to lower property operating costs incurred in 1996.

Net income for the quarter and nine months ended September 30, 1996, increased $93,474 and $921,240 from the same periods in 1995, primarily due to the increase in rental revenues and the decrease in general and administrative expenses discussed above.

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

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  Exhibit No.       Exhibit
                  -----------       -------
                      27            Financial Data Schedule

            (b) Reports on form 8-K filed during the quarter ended September 30, 1996.

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

                                             NET 2 L.P.

                                             By: Lepercq Net 2 L.P.
                                                 its general partner

                                             By: Lepercq Net 2 Inc.
                                                 its general partner


Date:  November 7, 1996                      By: /s/ E. Robert Roskind
                                                 -----------------------
                                                 E. Robert Roskind
                                                 President