Form 10-K405
period 1996-12-31
NET 2 L P
filed 1997-03-31
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [Fee required]

For the fiscal year ended December 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the Transition period from                   to
Commission  File Number 33-25984

                                   NET 2 L.P.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                      13-3497738
------------------------------------------               ----------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

 c/o Lexington Corporate Properties, Inc.
           355 Lexington Avenue
               New York, NY     `                             10017
------------------------------------------                  ----------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code       (212) 692-7200
                                                         --------------

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

                                  Yes X . No  .
                                     ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                             /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant. There is no active public market for the units of limited partnership interests issued by the Registrant.

                                 Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                      None.

                                     PART I.

Forward Looking Statements

When used in this Form 10-K Report, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate partnership, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

The registrant, Net 2 L.P. (the "Partnership") is a limited partnership formed on November 9, 1988 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in existing commercial properties triple net leased to corporations or other entities. The Partnership Agreement was restated and amended on June 13, 1994, which enables the Partnership to make additional real estate investments.

The General Partner of the Partnership is Lepercq Net 2 L.P., a Delaware limited partnership (the "General Partner"). Lepercq Net 2 Inc. is the general partner of the General Partner. The directors and executive officers of Lepercq Net 2 Inc. are discussed in PART III, Item 10 (Directors and Executive Officers of the Registrant). Leased Properties Management, Inc., an affiliate of Lepercq Net 2 Inc., performs certain property management services in connection with the operation of the Partnership's business.

The Partnership commenced an offering to the public of 500,000 units at $100 per unit of limited partnership interests (the "Units") on January 10, 1989 pursuant to the Prospectus. On July 19, 1990, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 477,417 units had been sold, equaling $47,741,700 in capital contributions. As of December 31, 1996, the Partnership had invested approximately $46,700,000 of the proceeds of the offering in the properties, which are described in Item 2 below.

The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preservation and protection of the capital of the limited partners of the Partnership, (ii) increase of cash distributions from operations during the term of the Partnership, (iii) tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

Investments are made in various types of commercial real properties and interests therein. Such investments may include, but are not limited to: fitness centers, warehouses, distribution centers, office buildings, retail stores, hotels, motels, nursing homes and congregate care facilities. The Partnership will not invest in restaurant properties. Investments are not restricted as to specific geographical areas; however, all of the Partnership's investments are within the United States. The Partnership acquired its original portfolio of properties without acquisition financing, but it borrowed an amount through a closing loan sufficient to pay all or a portion of the Partnership's organization, offering and acquisition expenses. The real estate investments made during 1994 and 1995 were acquired with acquisition financing and cash balances.

The Partnership attempts to negotiate provisions in its leases which will provide that all the risks of such matters as fitness for use or purpose, design or condition, quality of material or workmanship, latent or patent defects, the Partnership's title, value, compliance with specifications, location, use, merchantability, quality, description, durability or operation are borne by the lessees. However, competitive conditions may require that the Partnership accept certain risks, in which case it will attempt to arrange adequate insurance, if available at reasonable cost.

Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31:

          Property              1996              1995             1994
          --------              ----              ----             ----
          Tranzonic             15%               16%              19%
          Michigan              16%               21%              20%
          Washington            20%               19%              21%
          Texas                 13%               11%              13%

At December 31, 1996, the Tranzonic Properties accounted for 12%, the Michigan Properties accounted for 16%, the Washington Property accounted for 14%, and the Texas Properties accounted for 9% of total assets.

The Partnership attempts to maintain a working capital cash reserve equal to 1.5% of the gross proceeds of the offering, which cash reserve is anticipated to be sufficient to satisfy liquidity requirements. Liquidity could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The Partnership operates in one industry segment, investment in net leased real property.

Competition

The real estate business is highly competitive and the Partnership competes with numerous established companies having significantly greater resources and experience. Competition may also come from other partnerships that have been or may be formed by the General Partner or its affiliates.

Employees

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

On February 28, 1989, the Partnership acquired an office/warehouse facility located in Highland Heights, Ohio (the "Ohio Property") and an office/warehouse facility located in Tempe, Arizona (the "Arizona Property") (subsequently referred to herein as the "Tranzonic Properties") from an unrelated third party for a purchase price of $6,960,000.

The Tranzonic Properties are leased to the Tranzonic Companies, a publicly held corporation that manufactures and distributes disposable and household products. The two leases each have a base term expiring on March 1, 2009, with two optional ten-year renewal terms. The rent payable under the leases increases every 30 months during the base term and during each option period by the increase in the Consumer Price Index ("CPI") over the preceding 30-month period, not to exceed 4.5% annually during the initial 30-month period and 3.5% annually thereafter.

During 1989, the Partnership acquired 13 retail stores located in Michigan (the "Michigan Properties") from an unrelated third party for an aggregate purchase price of $8,317,250.

The Michigan Properties were leased to Action Auto Stores, Inc. ("Action Auto"), a publicly held corporation that operated a chain of specialty retail stores carrying brand name automotive parts and accessories. On June 15, 1990 Action Auto filed a petition for relief under Chapter 11 of the United States Code (the "Bankruptcy Code'") with the United States Bankruptcy Court (the "Bankruptcy Court"). In February 1991, Action Auto rejected the leases for all 13 Michigan Properties and such properties were surrendered to the Partnership.

In 1991, the Partnership entered into a lease agreement with Total Petroleum, Inc. for the Michigan Properties. The base term of the lease is 20 years commencing June 1, 1991. Through 1995, the net rental rate was $681,183 per annum; thereafter, the net rents are increasing at a rate of 3% per year. The Partnership has indemnified the lessee for up to approximately $3,600,000 of costs associated with environmental damages.

On March 5, 1990, the Partnership acquired a warehouse and manufacturing facility located in Earth City, Missouri (the "Missouri Property") from an unrelated third party for a purchase price of $6,343,670.

The Missouri Property was leased to Consolidated Packaging Corporation ("CPC"). CPC did not fulfill its responsibilities under the terms of the lease and on February 14, 1991, the lease was terminated. On May 24, 1991, CPC filed a petition for relief in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code. On January 9, 1992, CPC surrendered the property back to the Partnership.

On March 19, 1992, the Partnership entered into a lease agreement for the Missouri Property with Everest & Jennings, Inc. ("Everest & Jennings") for a period of ten years. The net rental is $279,300 annually ($1.90 per square foot) in years 1 to 5 and $323,400 annually ($2.20 per square foot) in years 6 to 10. The term of the lease commenced on May 18, 1992. Everest & Jennings had the right to purchase the property from the Partnership within 30 days of the third anniversary of the lease for $3,700,000 but declined to exercise the option to purchase the property and the option period expired.

On March 30, 1990, the Partnership acquired an interest in an office/school facility located in Seattle, Washington (the "Washington Property") from an unrelated third party for a purchase price of $8,000,000.

The Washington Property is leased to the Art Institute of Seattle, a wholly owned subsidiary of EMC Holdings, Inc. ("EMC"). EMC operates, as subsidiaries, eight art institutes which offer training programs leading to associate degrees in various art and design related fields. EMC is the single largest source of entry-level commercial artists in the United States. The lease has a 15-year base term expiring on June 30, 2005, with two optional ten-year renewal terms.

On June 19, 1990, the Partnership acquired 16 convenience-type grocery stores located in Texas (the "Texas Properties") from an unrelated third party for an aggregate purchase price of $6,705,138.

The Texas Properties are leased to National Convenience Stores Incorporated ("NCS"), one of the largest operators of convenience-type grocery stores in the United States. On December 9, 1991, NCS filed a petition for relief under the Bankruptcy Code and subsequently, rejected three of the leases for the Texas Properties.

The Partnership filed a proof of claim against NCS for approximately $263,000 for pre-petition rent, lost rent, and certain expenses. From 1993 to 1996, the Partnership received a total of 7,894 shares of National Convenience Stores, Inc. common stock in partial settlement of such claim. In December 1995, Diamond Shamrock acquired NCS. As a result of the acquisition, the Partnership received proceeds of $213,138 in consideration of its shares.

Effective May 1991, one of the rejected leases was assigned to Diamond Shamrock Corporation ("Diamond Shamrock"). The lease requires Diamond Shamrock to pay all taxes, assessments, insurance, utility charges, costs of maintenance and repairs, and all other charges and expenses relating to the property and its use and occupancy. The base term of the lease expires on June 19, 2010 and has three seven-year renewal options. On November 1, 1992, 13 of the leases were affirmed by NCS, subject to amended terms. The amended terms of the leases include a new base term of 20 years and two months with three seven-year renewal options and a reduction in the annual net rent for seven of the locations. The remaining two properties were sold.

On September 14, 1990, the Partnership acquired an industrial facility (the "Ameritech Property") located in Columbus, Ohio, from an unrelated third party for a purchase price of $2,315,000.

The Ameritech Property is leased to Ameritech Services, Inc., a wholly owned subsidiary of American Information Technologies Corporation, which operates in the telecommunications industry as a telephone service, directory publisher, and a mobile cellular service and equipment lessor. The lease has a 15-year base term expiring on August 10, 2005.

On September 28, 1990, the Partnership acquired fee title to an office facility (the "Tucson Property") located in Tucson, Arizona from an unrelated third party for a purchase price of $1,625,000.

The Tucson Property is leased to RCS of Tucson, a subsidiary of Intermedia Partners, an Arizona limited partnership. Intermedia Partners operates cable television systems nationwide. The lease has a 20-year base term expiring on September 30, 2010.

On June 22, 1994, the Partnership acquired a retail facility located in Eau Claire, Wisconsin from an unrelated third party for a total acquisition cost of approximately $4,187,000. The net purchase price of $4,160,000 was satisfied by a cash payment of $1,040,000 and financing secured by a first mortgage loan in the amount of $3,120,000. The loan has a 20-year term with an interest rate of 8% per annum. The property is net leased to Kohl's Department Stores, Inc. The lease has a 20-year base term expiring on June 30, 2014 with four optional five-year renewal terms.

On December 23, 1994, the Partnership acquired an office/distribution facility located in Milford, Connecticut from an unrelated third party for cash of approximately $2,950,000. The property is net leased to A-Copy, Inc., a division of Alco Standard Corporation. The lease has a 10-year base term expiring on December 31, 2004 with four optional five-year renewal terms.

On September 21, 1995, the Partnership acquired an office, engineering, research and development facility, located at 250 Turnpike Road, Southborough, Massachusetts from an unrelated third party for a cash purchase price of $4.1 million. Related acquisition fees of $66,360 were incurred, of which $41,000 was paid to affiliates of the General Partner. The Property is leased to Duracraft Corporation. The lease has a 20-year base term expiring on September 30, 2015, with four optional five-year renewal terms. On April 2, 1996, the Partnership received financing secured by a $2.8 million mortgage note on the Massachusetts Property. The note has a 232-month term with an interest rate of 7.5 % per annum. Monthly payments of principal and interest in the amount of $22,895 are due on the first day of each month commencing on June 1, 1996.

Minimum future rental payments receivable under the leases during the base terms for the properties owned by the Partnership at December 31, 1996, follow:


                                      Total     Everest &                        Diamond
Year        Total      Tranzonic    Petroleum   Jennings     AIS         NCS     Shamrock    Ameritech   Intermedia
----        -----      ---------    ---------   --------     ---         ---     --------    ---------   ----------
1997    $ 5,230,681     856,785      757,373     286,650   1,069,992   492,265    60,701      245,000     299,690
1998      5,304,920     856,785      780,094     323,400   1,069,992   507,033    60,701      245,000     299,690
1999      5,343,534     856,785      803,497     323,400   1,069,992   522,244    60,701      245,000     299,690
2000      5,417,236     856,785      827,602     323,400   1,069,992   537,911    67,321      250,833     299,690
2001      5,468,987     856,785      852,430     323,400   1,069,992   554,049    73,941      255,000     299,690
2002      5,457,281     856,785      878,003     269,500   1,069,992   570,670    73,941      255,000     299,690
2003      5,231,241     856,785      904,343               1,069,992   587,790    73,941      255,000     299,690
2004      5,292,872     856,785      931,473               1,069,992   605,424    73,941      255,000     299,690
2005      4,338,189     856,785      959,418                 534,996   623,587    76,938      106,250     299,690
2006      3,747,430     856,785      988,200                           642,294    79,936                  299,690
2007      3,796,345     856,785    1,017,846                           661,563    79,936                  299,690
2008      3,846,727     856,785    1,048,381                           681,410    79,936                  299,690
2009      3,184,632     142,797    1,079,832                           701,852    79,936                  299,690
2010      2,980,396                1,112,227                           722,908    39,968                  224,768
2011      2,094,241                  469,121                           744,595
2012      1,647,458                                                    766,933
2013        880,525
2014        646,263
2015        309,000
        -----------   ----------   ---------   ---------   ---------  ---------   -------   ---------   ---------
Total   $70,217,958   10,424,217   13,409,840  1,849,750   9,094,932  9,922,528   981,838   2,112,085   4,120,738
        ===========   ==========   ==========  =========   =========  =========   =======   =========   =========


          Kohl's
          Dept.
Year      Store      A-Copy     Duracraft
----      -----      ------     ---------
1997      434,791    315,434     412,000
1998      434,791    315,434     412,000
1999      434,791    315,434     412,000
2000      434,791    336,909     412,000
2001      434,791    336,909     412,000
2002      434,791    336,909     412,000
2003      434,791    336,909     412,000
2004      451,659    336,909     412,000
2005      468,525                412,000
2006      468,525                412,000
2007      468,525                412,000
2008      468,525                412,000
2009      468,525                412,000
2010      468,525                412,000
2011      468,525                412,000
2012      468,525                412,000
2013      468,525                412,000
2014      234,263                412,000
2015                             309,000
       ----------  ---------   ---------
Total  $7,946,183  2,630,847   7,725,000
       ==========  =========   =========

ITEM 3.  LEGAL PROCEEDINGS

Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of Unit holders.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the near future. Further, the transfer of Units is subject to substantial restrictions. Accordingly, information as to the market value of a Unit at any given date is not available.

As of December 31, 1996, there were 2,329 investors holding 477,167 limited partnership units.

The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership makes quarterly cash distributions. As of December 31, 1996, the Partnership has made cumulative cash distributions amounting to $18,850,004 to the Limited Partners and $384,698 to the General Partner. (See Note 3 of Notes to Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31:


                                          1996               1995               1994              1993              1992
                                          ----               ----               ----              ----              ----

Rental revenue                      $    5,442,166    $    5,146,266      $    4,269,071     $    4,079,776    $    4,132,274
                                       ===========       ===========         ===========        ===========       ===========

Income before
   extraordinary item               $    2,308,182    $    2,277,409      $    1,895,159      $     618,569    $    1,293,130
                                       ===========       ===========         ===========         ==========       ===========

Income before extraordinary
   item per Unit of
   partnership interest (*)         $      4.02 to    $      3.87 to      $      3.10 to      $     0.96 to     $     1.83 to
                                              5.23              5.23                4.43               1.48              3.22
                                       ===========       ===========         ===========        ===========       ===========

Extraordinary item                  $        --       $        --         $    1,913,379      $       --        $      --
                                       ===========       ===========         ===========        ===========       ===========

Extraordinary item per Unit
   of limited partnership
   interest (*)                     $        --       $        --         $      3.13 to      $       --        $      --
                                             --                --                   4.48              --               --
                                       ===========       ===========         ===========        ===========       ===========

Net income                          $    2,308,182    $    2,277,409      $    3,808,538      $     618,569     $   1,293,130
                                       ===========       ===========         ===========        ===========       ===========

Net income per Unit of
   limited partnership
   interests (*)                    $      4.02 to    $      3.87 to      $      6.23 to      $     0.96 to    $    1.83 to
                                              5.23              5.23                8.91               1.48            3.22
                                       ===========       ===========         ===========        ===========       ===========

Total assets                        $   50,001,798    $   47,658,335      $   48,234,442      $  42,639,462    $   44,545,631
                                       ===========       ===========         ===========        ===========       ===========

Mortgage notes payable and
   closing loan payable (including
   accrued interest added to
   principal)                       $   17,181,091    $   14,721,188      $   14,994,200      $  10,668,044    $    9,865,587
                                       ===========       ===========         ===========        ===========       ===========

Cash distributions per Unit
   of limited partnership
   interests                        $         5.00    $         5.00      $         5.00      $        5.30    $         5.40
                                       ===========       ===========         ===========        ===========       ===========


(*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the Financial Statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units of limited partnership interests at $100 per Unit with the option to offer an additional 500,000 Units. As of July 19, 1990, the Partnership had raised a total of $47,741,700 in capital contributions (477,417 Units) and the offering was terminated. As of December 31, 1996, the net offering proceeds consisting of aggregate gross offering proceeds of $47,741,700 less related offering costs of $5,691,271 along with the proceeds from the closing loan, bridge financing and mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein), to pay for related property acquisition expenses, financing and acquisition fees and to provide for a working capital reserve.

The Partnership attempts to maintain a working capital reserve equal to 1.5% of the gross proceeds of its offering which is anticipated to be sufficient to satisfy liquidity requirements. Liquidity could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans.

On April 2, 1996, the Partnership received financing secured by a $2.8 million mortgage note on the Massachusetts Property. The note has a 232-month term with an interest rate of 7.5 % per annum. Monthly payments of principal and interest in the amount of $22,895 are due on the first day of each month commencing on June 1, 1996.

As of December 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,850,004. The unpaid cumulative preferred return at December 31, 1996 totaled $18,468,053 (see Note 3 of Notes to Financial Statements).

There are no material restrictions (other than the property conditions discussed above and the debt service requirements) upon the Partnership's present ability to make distributions in accordance with the provisions of its Partnership Agreement.

Results of Operations

The results of operations for the years ended December 31, 1996, 1995 and 1994 are primarily attributable to the acquisition and operations of the real property investments as described in Item 2.

Revenues for the year ended December 31, 1996 did not materially change from 1995. Revenues for the year ended December 31, 1995 increased $1,016,255 from 1994, due to the increase in rental revenue from leases on property acquisitions that occurred during 1994 and 1995.

Total expenses for the years 1995 and 1994 did not materially change. Interest expense for the year ended December 31, 1996 did not materially change from 1995. Interest expense for the year ended December 31, 1995 increased $336,464 from 1994, due to financing secured by a $12 million mortgage note. General and administrative expenses for the year ended December 31, 1996 increased $199,590 from 1995, due to increases in property operating expenses, including appraisals. General and administrative expenses for the year ended December 31, 1995 decreased $234,538 from 1994 due to non-recurring fees incurred in 1994 in connection with the refinancing of the closing loan.

Net income for the year ended December 31, 1996, did not materially change from 1995. Net income for the year ended December 31, 1995 decreased $1,531,129 from 1994. The decrease was primarily due to the settlement of the closing loan at a discount and the gain from the sale of the Oregon Property that occurred in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   NET 2 L.P.

                                      INDEX

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                15

Balance Sheets at December 31, 1996 and 1995                                16

Statements of Income for the years ended December 31, 1996,
1995 and 1994                                                               17

Statements of Changes in Partners' Capital (Deficit) for the years
ended December 31, 1996, 1995 and 1994                                      18

Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994                                                               19

Notes to Financial Statements                                              20-29

Financial Statement Schedule*

Real Estate and Accumulated Depreciation Schedule III                       30

----------
* All other schedules have been omitted because the required information is not applicable or the information is shown in the financial statements or the notes thereto.

                          Independent Auditors' Report

The Partners
Net 2 L.P.:

We have audited the financial statements of Net 2 L.P. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net 2 L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG Peat Marwick LLP

New York, New York
March 6, 1997

                                   NET 2 L.P.

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

            ASSETS                                       1996           1995
                                                         ----           ----

Real estate, at cost (notes 4 and 5):
     Buildings                                       $40,122,562     40,405,663
     Land                                              9,487,396      9,487,396
                                                     -----------    -----------
                                                      49,609,958     49,893,059

     Less:  accumulated depreciation                   6,192,044      5,481,337
                                                     -----------    -----------
                                                      43,417,914     44,411,722

Cash and cash equivalents                              4,124,659        733,135
Restricted cash                                          100,000         88,677
Deferred expenses, net of accumulated
     amortization of $447,921 and $441,068
     in 1996 and 1995, respectively                      513,367        590,602
Rent receivable                                        1,816,481      1,535,664
Other assets                                              29,377        298,535
                                                     -----------    -----------
                                                     $50,001,798     47,658,335
                                                     ===========    ===========

         LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable (notes 4 and 5)                17,181,091     14,721,188
Accrued interest payable (note 5)                         99,786        106,119
Accounts payable and accrued liabilities                 203,190        186,953
                                                     -----------    -----------
                                                      17,484,067     15,014,260
                                                     -----------    -----------

Commitments and contingencies (note 4)

Partners' capital (note 3):
     General Partner                                    (363,040)      (360,513)
     Limited Partners ($100 per Unit,
         500,000 Units authorized, 477,167
         Units issued and outstanding)                32,880,771     33,004,588
                                                     -----------    -----------

     Total partners' capital                          32,517,731     32,644,075
                                                     -----------    -----------

                                                     $50,001,798     47,658,335
                                                     ===========    ===========

See accompanying notes to financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME

                  Years ended December 31, 1996, 1995 and 1994

                                            1996           1995           1994
                                            ----           ----           ----

Revenues:
    Rental (notes 4 and 6)              $5,442,166      5,146,266      4,269,071
    Interest                               146,490        200,800        190,364
    Other                                  324,551        283,418        154,794
                                        ----------     ----------     ----------

                                         5,913,207      5,630,484      4,614,229
                                        ----------     ----------     ----------

Expenses:
    Interest (note 5)                    1,568,072      1,500,930      1,164,466
    Depreciation                           993,808        994,263      1,001,355
    Amortization of
      deferred expenses                    143,258        170,454        161,263
    General, administrative
      and other (note 7)                   899,887        700,297        934,835
                                        ----------     ----------     ----------

                                         3,605,025      3,365,944      3,261,919
                                        ----------     ----------     ----------
Income before gain from sale
    of properties
    and extraordinary item               2,308,182      2,264,540      1,352,310

    Gain from sale of properties,
       net (note 4)                           --           12,869        542,849
                                        ----------     ----------     ----------

Income before extraordinary item         2,308,182      2,277,409      1,895,159

Gain on settlement of long-term
    closing loan, net (note 5)                --             --        1,913,379
                                        ----------     ----------     ----------

Net income                              $2,308,182      2,277,409      3,808,538
                                        ==========     ==========     ==========

Income before extraordinary
  item per Unit of limited
  partnership interest (*)           $4.02 to 5.23   3.87 to 5.23   3.10 to 4.43
                                     =============   ============   ============

Extraordinary item per Unit of
  limited partnership interest (*)   $     --             --        3.13 to 4.48
                                     =============   ============   ============


Net income per Unit of limited
    partnership interest (*)         $4.02 to 5.23   3.87 to 5.23   6.23 to 8.91
                                     =============   ============   ============

(*) Amounts allocated to received by unit holders vary depending on the dates they became unit holders.

See accompanying notes to financial statements.

                                   NET 2 L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                  Years ended December 31, 1996, 1995 and 1994

                                                       General        Limited
                                      Total            Partner        Partners
                                      -----            -------        --------

Partners' capital (deficit)
    at December 31, 1993           $ 31,427,180        (384,850)     31,812,030

Net income                            3,808,538          76,171       3,732,367

Cash distributions                   (2,434,526)        (48,691)     (2,385,835)
                                   ------------    ------------    ------------

Partners' capital (deficit)
    at December 31, 1994             32,801,192        (357,370)     33,158,562

Net income                            2,277,409          45,548       2,231,861

Cash distributions                   (2,434,526)        (48,691)     (2,385,835)
                                   ------------    ------------    ------------

Partners' capital (deficit)
    at December 31, 1995             32,644,075        (360,513)     33,004,588

Net income                            2,308,182          46,164       2,262,018

Cash distributions                   (2,434,526)        (48,691)     (2,385,835)
                                   ------------    ------------    ------------

Partners' capital (deficit)
    at December 31, 1996           $ 32,517,731        (363,040)     32,880,771
                                   ============    ============    ============

See accompanying notes to financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995, and 1994

                                                           1996           1995           1994
                                                           ----           ----           ----
Cash flows from operating activities:
    Net income                                         $ 2,308,182      2,277,409      3,808,538
                                                       -----------    -----------    -----------
    Adjustments to reconcile net income
       to net cash provided by
       operating activities:
          Depreciation and amortization                  1,137,066      1,164,717      1,162,618
          Increase in rents receivable, net               (280,817)      (405,390)      (163,006)
          Gain on sale of properties, net                     --          (12,869)      (542,849)
          Gain on settlement of long-term
              closing loan, net                               --             --       (1,913,379)
          Decrease in security deposits                       --         (186,582)          --
          Decrease (increase) in other assets              269,158       (223,382)       220,163
          (Decrease) increase in accrued
              interest payable                              (6,333)        (2,177)        10,637
          Increase (decrease) in accounts
              payable and other liabilities                 16,237         42,781       (115,825)
                                                       -----------    -----------    -----------
          Total adjustments                              1,135,311        377,098     (1,341,641)
                                                       -----------    -----------    -----------
          Net cash provided by operating
              activities                                 3,443,493      2,654,507      2,466,897
                                                       -----------    -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of properties                          --          144,984      4,355,938
    Investments in real estate                                --       (4,166,360)    (7,136,128)
                                                       -----------    -----------    -----------
          Net cash used in investing activities               --       (4,021,376)    (2,780,190)
                                                       -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds of mortgage notes payable                   2,800,000           --       15,120,000
    Principal payments on mortgage notes                  (340,097)      (273,012)      (125,800)
    Increase in deferred expenses                          (66,023)          --         (775,629)
    Repayment of closing loan                                 --             --       (8,534,435)
    (Increase) decrease in restricted cash                 (11,323)     3,103,500     (3,192,177)
    Cash distributions to partners                      (2,434,526)    (2,434,526)    (2,434,526)
                                                       -----------    -----------    -----------
          Net cash (used in) provided by

              financing activities                         (51,969)       395,962         57,433
                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents     3,391,524       (970,907)      (255,860)
Cash and cash equivalents at beginning of year             733,135      1,704,042      1,959,902
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year               $ 4,124,659        733,135      1,704,042
                                                       ===========    ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest             $ 1,574,405      1,503,107      1,153,829
                                                       ===========    ===========    ===========


See accompanying notes to financial statements.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

1.   The Partnership and Basis of Presentation

     Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988 under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities.

     On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units with the option to offer an additional 500,000 Units at $100 per Unit. On July 19, 1990, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 477,417 Units had been sold to 2,396 investors, equaling $47,741,700 in capital contributions.

     As of December 31, 1996, there were 2,329 investors holding 477,167 limited partnership units.

2.   Summary of Significant Accounting Policies

     The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting and Federal income tax reporting purposes.

     Real estate is carried at cost less accumulated depreciation. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Partnership's results of operations or its financial condition for the year ended December 31, 1996. Acquisition fees incurred in connection with the properties acquired have been capitalized as a cost of the property. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the properties. The Partnership depreciates buildings over a 40-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

     For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $4.098 million of money market instruments at December 31, 1996.

     Deferred expenses are comprised of loan fees which are amortized using the straight-line method over the term of the loan and organization costs which are being amortized over a period of 60 months.

     The Partnership uses the accrual basis of accounting for Federal income tax purposes. No provision for income taxes has been made as the liability for any such taxes is that of the partners rather than the Partnership.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

2.,  Continued

     The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1996 and 1995, rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

     Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for each of the years ended December 31, 1996, 1995 and 1994.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership's cash, mortgage notes payable, and accounts payable and accrued liabilities are considered to be financial instruments and are carried at cost, which approximates fair value.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.   The Partnership Agreement

     Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are and will not be liable for the debts of the Partnership beyond their contributed capital.

     Distributable cash from operations, as defined in the Partnership Agreement, is generally to be distributed 98% to the Limited Partners and 2% to the General Partner until each limited partner has received total distributions from operations equal to an 11% cumulative non-compounded preferred return. Thereafter, such distributions are to be made 90% to the Limited Partners and 10% to the General Partner.

     Distributable cash from capital transactions, as defined, is generally to be distributed 99% to the Limited Partners and 1% to the General Partner until each limited partner has received total distributions from capital transactions equal to an 11% cumulative non-compounded preferred return plus a return of its capital contribution. Thereafter, such distributions are to be made 85% to the Limited Partners and 15% to the General Partner.

     For financial reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

3.,  Continued

     Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. As of December 31, 1996, the Partnership has made total cumulative cash distributions to the Limited Partners totaling $18,850,004 ($43.62 to $33.52 per Unit, per close). The unpaid cumulative preferred return at December 31, 1996 totaled $18,468,053 ($39.40 to $37.46 per Unit, per close).

     Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1996 was $5.00.

     On January 31, 1997, the cumulative preferred return that was unpaid at December 31, 1996 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1996 totaling $596,459 ($1.25 per unit).

     The Partnership Agreement was restated and amended on June 13, 1994, which enables the Partnership to make additional real estate investments.

     Taxable income, as defined, before depreciation, generally is allocated in the same proportion as distributions of distributable cash or proceeds from capital transactions (other than the portion of such proceeds constituting a return of capital). Depreciation and amortization expense, to the extent that it does not exceed income before depreciation for such year, shall be allocated in the same ratio as taxable income. Any excess of such depreciation deductions shall be allocated 98% to the Limited Partners and 2% to the General Partner. For financial reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash or proceeds from capital transactions.

4.   Investments in Real Estate

     On February 28, 1989, the Partnership acquired an office/warehouse facility located in Highland Heights, Ohio (the "Ohio Property") and an office/warehouse facility located in Tempe, Arizona (the "Arizona Property") (subsequently referred to herein as the "Tranzonic Properties") from an unrelated third party for a purchase price of $6,960,000 and paid related acquisition fees of $358,760 to an affiliate of the General Partner.

     The Tranzonic Properties are leased to the Tranzonic Companies, a publicly held corporation that manufactures and distributes disposable and household products. The two leases each have a base term expiring on March 1, 2009, with two optional ten-year renewal terms. The rent payable under the leases increases every 30 months during the base term and during each option period by the increase, if any, in the Consumer Price Index ("CPI") over the preceding 30-month period, not to exceed 4.5% annually during the initial 30-month period and 3.5% annually thereafter.

     During 1989, the Partnership acquired 13 retail stores located in Michigan (the "Michigan Properties") from an unrelated third party for an aggregate purchase price of $8,317,250 and paid related acquisition fees of $428,721 to affiliates of the General Partner.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

4.,  Continued

     The Michigan Properties were leased to Action Auto Stores, Inc. ("Action Auto"), a publicly held corporation that operated a chain of specialty retail stores carrying brand name automotive parts and accessories. On June 15, 1990, Action Auto filed a petition for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court (the "Bankruptcy Court").

     In February 1991, Action Auto rejected the leases for the 13 properties and such properties were surrendered to the Partnership. After the properties were vacated, the General Partner has commenced a series of investigations to determine whether Action Auto has complied with the environmental provisions of the leases. The Partnership incurs costs relating to environmental investigation and remediation related to the properties. If the cost exceeds $10,000 for any one property, the Partnership applies for reimbursements in excess of $10,000 to the Michigan Underground Storage Tank Financial Assurance Fund ("MUSTFA"). All claims are subject to approval by MUSTFA. These costs are not expected to have a material impact on the financial position or results of operations of the Partnership. The Partnership has received partial reimbursement of such costs.

     On June 1, 1991, the Partnership entered into a lease agreement with Total Petroleum, Inc. for the Michigan Properties. The 20-year base term of this lease commenced on June 1, 1991. Through 1995, the net rental rate was $681,183 per annum; thereafter the net rents are increasing at a rate of 3% per year. The Partnership has indemnified the lessee for up to approximately $3,600,000 of costs associated with environmental damages.

     In November 1989, the Partnership acquired an industrial warehouse, office and processing facility located in Beaverton, Oregon (the "Oregon Property") for a purchase price of $3,747,500. The Oregon Property was leased to Frito-Lay Corporation, a wholly owned subsidiary of PepsiCo Inc. The lease commenced on February 1, 1979. On July 27, 1994, the Partnership sold the Beaverton, Oregon property to Frito-Lay, Inc. for net proceeds of $4,206,819. The Partnership realized a gain of $558,730 on the sale of the property.

     On March 5, 1990, the Partnership acquired a warehouse and manufacturing facility located in Earth City, Missouri (the "Missouri Property") from an unrelated third party for a purchase price of $6,343,670. Related acquisition fees of $333,043 were paid to affiliates of the General Partner.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

4.,  Continued

     The Missouri Property was leased to Consolidated Packaging Corporation ("CPC"). CPC did not fulfill its responsibilities under the terms of the lease and on February 14, 1991, the lease was terminated. On May 24, 1991, CPC filed a petition for relief in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code. On January 9, 1992, CPC surrendered the property back to the Partnership.

     On March 19, 1992, the Partnership entered into a lease agreement with Everest & Jennings, Inc. ("Everest & Jennings") for a period of ten years. The net rental is $279,300 annually ($1.90 per square foot) in years 1 to 5 and $323,400 annually ($2.20 per square foot) in years 6 to 10. Everest & Jennings had the right to purchase the property from the Partnership within 30 days of the third anniversary of the lease for $3,700,000 but declined to exercise the option and the option period expired.

     On March 30, 1990, the Partnership acquired an interest in an office/school facility located in Seattle, Washington (the "Washington Property") from an unrelated third party for a purchase price of $8,000,000. Related acquisition fees of $440,000 were paid to affiliates of the General Partner.

     The Washington Property is leased to the Art Institute of Seattle, a wholly owned subsidiary of EMC Holdings, Inc. ("EMC"). EMC operates, as subsidiaries, eight art institutes which offer training programs leading to associate degrees in various art- and design-related fields. The lease has a 15-year base term expiring on June 30, 2005, with two optional 10-year renewal terms.

     On June 19, 1990, the Partnership acquired 16 convenience-type grocery stores located in Texas (the "Texas Properties") from an unrelated third party for an aggregate purchase price of $6,705,138. Related acquisition fees of $533,277 were paid to affiliates of the General Partner.

     The Texas Properties are leased to National Convenience Stores Incorporated ("NCS"), one of the largest operators of convenience-type grocery stores in the United States. On December 9, 1991, NCS filed a petition for relief under the Bankruptcy Code and subsequently, rejected three of the leases for the Texas Properties.

     The Partnership filed a proof of claim against NCS for approximately $263,000 for pre-petition rent, lost rent, and certain expenses. From 1993 to 1996, the Partnership received a total of 7,894 shares of National Convenience Stores, Inc. common stock in partial settlement of such claim. In December 1995, Diamond Shamrock acquired NCS. As a result of the acquisition, the Partnership received proceeds of $213,138 in consideration of their shares.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

4.,  Continued

     Effective May 1991, one of the rejected leases was assigned to Diamond Shamrock Corporation ("Diamond Shamrock"). The lease requires Diamond Shamrock to pay all taxes, assessments, insurance, utility charges, costs of maintenance and repairs, and all other charges and expenses relating to the property and its use and occupancy. The base term of the lease expires on June 19, 2010 and has three seven-year renewal options. On November 1, 1992, 13 of the leases were affirmed by NCS, subject to amended terms. The amended terms of the leases include a new base term of 20 years and two months with three seven-year renewal options and a reduction in the annual net rent for seven of the locations.

     In April 1994 and 1995, the Partnership sold the two remaining properties and realized a loss of $15,881 and a gain of $12,869,respectively.

     On September 14, 1990, the Partnership acquired an industrial facility (the "Ameritech Property") located in Columbus, Ohio, from an unrelated third party for a purchase price of $2,315,000. Related acquisition fees of $98,665 were paid to an affiliate of the General Partner.

     The Ameritech Property is leased to Ameritech Services, Inc., a wholly owned subsidiary of American Information Technologies Corporation, which operates in the telecommunications industry as a telephone service, directory publisher, and a mobile cellular service and equipment lessor. The lease has a 15-year base term expiring on August 10, 2005.

     On September 28, 1990, the Partnership acquired fee title to an office facility (the "Tucson Property") located in Tucson, Arizona from an unrelated the third party for a purchase price of $1,625,000.

     The Tucson Property is leased to RCS of Tucson, a subsidiary of Intermedia Partners, an Arizona limited partnership. Intermedia Partners operates cable television systems nationwide. The lease has a 20-year base term expiring on September 30, 2010. During the first two years of the lease, no rental payments were required. Commencing in the third year of the lease, annual rent equal to the greater of $211,788 ("Base Rent") or Base Rent adjusted by three times the percentage increase in the Consumer Price Index from the commencement of the lease term, but not more than $251,625 per annum was due and payable. Rent will be paid in twelve equal monthly installments, in advance. Base Rent will be increased periodically during the term of the lease by three times the percentage increase in the Consumer Price Index from the commencement of the lease term.

     On June 22, 1994, the Partnership acquired a retail facility located in Eau Claire, Wisconsin from an unrelated third party for a total acquisition cost of approximately $4,187,000. The net purchase price of $4,160,000 was satisfied by a cash payment of $1,040,000 and financing secured by a first mortgage loan in the amount of $3,120,000. The loan has a 20-year term with an interest rate of 8% per annum.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

4.,  Continued

     The property is net leased to Kohl's Department Stores, Inc. The lease has a 20-year base term expiring on June 30, 2014 with four optional five-year renewal terms.

     On December 23, 1994, the Partnership acquired an office/distribution facility located in Milford, Connecticut from an unrelated third party for a total acquisition cost of approximately $2,950,000, which was satisfied by a cash payment. The property is net leased to A-Copy, Inc., a division of Alco Standard Corporation. The lease has a 10-year base term expiring on December 31, 2004 with four optional five-year renewal terms.

     On September 21, 1995, the Partnership acquired an office, engineering, research and development facility, located at 250 Turnpike Road, Southborough, Massachusetts from an unrelated third party for an aggregate purchase price of $4.1 million. Related acquisition fees of $66,360 were incurred, of which $41,000 was paid to affiliates of the General partner. The total acquisition cost was satisfied by a cash payment. The Property is being leased to Duracraft Corporation. The lease has a 20-year base term expiring on September 30, 2015, with four optional five-year renewal terms.

5.   Mortgage Notes and Long-Term Closing Loan

     In 1988, an agreement was entered into with a commercial bank to provide the Partnership with a loan ("closing loan") in an amount up to $8,500,000. In February 1992, the commercial lender which provided the closing loan was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC"). The settlement agreement with the FDIC resulted in a net gain of $1,913,379 to the Partnership.

     The Partnership obtained financing secured by a $12 million mortgage note with interest payable at the London Interbank Offered Rate (the "LIBOR Rate") plus 4.5% per annum, as published in the Wall Street Journal, in effect on the first business day of each month. The interest rate at December 31, 1996 was 10.4%. Principal payments due monthly over the 5-year primary term are based on a 20-year, 9.5% amortization schedule. The note matures on May 30, 1999, at which time the Partnership has the option to extend the term pursuant to certain conditions in the mortgage note.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

5.,  Continued

     The mortgage note is secured by mortgages on the Michigan Properties, the Ohio Properties, the Missouri Property, the Washington Property, the Texas Properties, the Tucson Property, the Connecticut Property and the Tempe Property and by a negative declaration by the Partnership that the Properties owned will not be mortgaged to secure any other indebtedness. If the appraised value of the collateral falls below certain specified levels, the Partnership will be required to provide additional security or to prepay a portion of the loan. The mortgage note is recourse to the Partnership but not to its Limited or General Partners. The loan may not be prepaid before May 31, 1997, after which it may be, subject to certain prepayment penalties, as defined.

     In 1994, the Partnership acquired a retail facility located in Eau Claire, Wisconsin with parts of the purchase price being financed by a first mortgage loan in the amount of $3,120,000. The loan has a 20-year term with an interest rate of 8% per annum.

     On April 2, 1996, the Partnership received financing secured by a $2.8 million mortgage note on the Massachusetts Property. The note has a 232-month term with an interest rate of 7.5 % per annum. Monthly payments of principal and interest in the amount of $22,895 are due on the first day of each month commencing on June 1, 1996. The note may be prepaid at any time subject to certain prepayment penalties, as defined.

     Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

            Year ending December 31                   Amount
            -----------------------                   ------

                      1997                        $       398,211
                      1998                                435,258
                      1999                             11,137,232
                      2000                                190,395
                      2001                                205,724
                                                    =============

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

6.   Leases

     Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1996 are as follows:

           Year ending December 31                   Amount
            -----------------------                   ------

                    1997                          $     5,230,681
                    1998                                5,304,920
                    1999                                5,343,534
                    2000                                5,417,236
                    2001                                5,468,987
                    Thereafter                         43,452,600
                                                   --------------
                                                   $   70,217,958
                                                   ==============

     The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

     Each of the following properties (as defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31:

                Property             1996           1995           1994
                --------             ----           ----           ----

              Tranzonic               15%           16%            19%
              Michigan                16%           21%            20%
              Washington              20%           19%            21%
              Texas                   13%           11%            13%

     At December 31, 1996, the Tranzonic Properties accounted for 12%, the Michigan Properties accounted for 16%, the Washington Property accounted for 14%, and the Texas Properties accounted for 9% of total net assets.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994

7.   Related Parties

     LCP Group, an affiliate of the General Partner, received acquisition fees of $41,000 for the year ended December 31, 1995.

     Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). At December 31, 1996, 1995, and 1994, a property management fee of approximately $52,000 , $47,000 and $41,500, respectively, had been paid or accrued to Leased Properties Management, Inc., representing cumulative fees for the years then ended. In addition, the Partnership has reimbursed LCP for various general and administrative costs incurred on behalf of the Partnership of approximately $80,000, $77,900 and $68,500 in 1996, 1995 and 1994, respectively. On October 1,
     1996, LCP Group assigned its rights to Lexington Corporate Properties, Inc. to collect various general and administrative costs.

8.   Subsequent Event

     On January 31, 1997, the Partnership paid a cash distribution totaling $596,459 ($1.25 per Unit) to the Limited Partners (see note 3) and $12,173 to the General Partner.

                                                                    Schedule III

                                   NET 2 L.P.
                    Real Estate and Accumulated Depreciation
                       December 31, 1996, 1995, and 1994
                  Initial cost to Partnership and gross amount
                      at which carried at end of period(A)

                                                                        Building &
Description                          Encumbrances           Land       Improvements      Total(C)
-----------                          ------------        ---------     ------------     ----------
Office, warehousing
  facilities(E)(F)                    $ 2,050,657(B)       731,670       6,637,669       7,369,339

Retail stores,
  Michigan(G)                           2,533,965(B)     2,152,204       6,953,977       9,106,181
Warehouse and manufacturing
  facility, Earth City, Missouri        1,218,015(B)       652,376       3,724,743       4,377,119
Office/school facility
  Seattle, Washington                   2,360,536(B)                     8,482,938       8,482,938
Retail stores, Texas(H)                 1,347,048(B)     3,198,507       1,642,312       4,840,819
Industrial warehouse
  facility, Columbus, Ohio                681,849(B)       505,449       1,944,877       2,450,326
Office facility
  Tucson, Arizona                         467,700(B)       402,190       1,278,558       1,680,748
Retail store
  Eau Claire, WI                        2,944,727          815,000       3,371,786       4,186,786
Office/distribution
  Milford, CT                             820,710(B)       630,000       2,319,342       2,949,342
Office/headquarters facility
  Southborough, MA                      2,755,884          400,000       3,766,360       4,166,360
                                      -----------        ---------      ----------      ----------
                                      $17,181,091        9,487,396      40,122,562      49,609,958
                                      ===========        =========      ==========      ==========

                                                                                                   Life on which
                                                                                                   depreciation
                                                                                                 in latest income
                                       Accumulated              Date                Date            statements
                                     Depreciation(D)          Acquired           Constructed       is computed
                                     ---------------     ------------------     ------------     ----------------
Office, warehousing
  facilities(E)(F)                      1,306,783        February 1989          (F)                   40 years
                                                         June, July and
Retail stores,
  Michigan(G)                           1,277,254        August 1989            various               40 years
Warehouse and manufacturing
  facility, Earth City, Missouri          836,257        March 5, 1990          1985                  40 years
Office/school facility
  Seattle, Washington                   1,440,325        March 30, 1990         1985                  40 years
Retail stores, Texas(H)                   372,921        June 19, 1990          various               40 years
Industrial warehouse
  facility, Columbus, Ohio                305,904        September 14, 1990     1989                  40 years
Office facility
  Tucson, Arizona                         201,107        September 28, 1990     1988                  40 years
Retail store
  Eau Claire, WI                          212,613        June 22, 1994          1993 and 1994         40 years
Office/distribution
  Milford, CT                             117,257        December 23,1994       1994                  40 years
Office/headquarters facility
  Southborough, MA                        121,623        September 21, 1995     1984                  40 years
                                        ---------
                                        6,192,044
                                        =========

--------------------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between the initial cost for financial reporting purposes and the initial cost for federal income tax purposes.
(B)  The mortgage note is allocated based on the cost of the real estate.
(C)  Reconciliation of real estate owned:

                                                        1996            1995           1994
                                                    -----------      ----------     ----------
        Balance at beginning of year                $49,893,059      45,726,699     42,591,649
        Additions during year                                         4,166,360      7,136,128
        Sale of property                                                            (4,001,078)
        Write-off of fully depreciated property         283,101
                                                    -----------      ----------     ----------
        Balance at end of year                      $49,609,958      49,893,059     45,726,699
                                                    ===========      ==========     ==========

(D)  Reconciliation of accumulated depreciation:

        Balance at beginning of year                $ 5,481,337       4,487,074      3,838,708
        Write-off of accumulated depreciation          (283,101)                      (352,989)
        Depreciation expense                            993,808         994,263      1,001,355
                                                    -----------      ----------     ----------
        Balance at end of year                      $ 6,192,044       5,481,337      4,487,074
                                                    ===========      ==========     ==========

(E) These properties consist of two office/warehouse facilities, one in Ohio and one in Arizona.
(F)  The Ohio property was constructed in 1968, the Arizona property in 1981.
(G)  These properties consist of 13 retail stores.
(H)  These properties consist of 14 retail stores.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and has no directors or officers.

The General Partner of the Partnership is Lepercq Net 2 L.P., a Delaware limited partnership. Lepercq Net 2 Inc., a Delaware corporation, is the general partner of the General Partner. The directors and executive officers of Lepercq Net 2 Inc. are discussed below. The directors and executive officers of Lepercq Net 2 Inc. are responsible for the management of the Partnership's business including, but not limited to, the acquisition of, sale of, financing or refinancing of, making certain major capital improvements to, or leasing of, Partnership properties.

The directors and executive officers of Lepercq Net 2 Inc. are as follows:

                     Name                             Position
                     ----                             --------
             E. Robert Roskind                 President and Secretary
             Denise E. DeBaun                  Vice President
             Antonia G. Trigiani               Vice President and Treasurer

There is no family relationship among any of the foregoing persons.

Certain biographical information relating to the directors and executive officers of Lepercq Net 2 Inc. is set forth below.

E. Robert Roskind, age 52, has been associated with LCP since 1973 and has been Chairman of LCP since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties, Inc., a Real Estate Investment Trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970.

Denise E. DeBaun, age 46, has been employed by LCP since 1981. She was a member of the marketing department from 1986 to 1990, and is currently the manager of Investor Relations. Ms. DeBaun is a graduate of Hunter College of the City University of New York.

Antonia G. Trigiani, age 36, has been associated with LCP since 1989 as Vice President-Asset Management. Ms. Trigiani also serves as Chief Financial Officer and Treasurer of Lexington Corporate Properties, Inc., a Real Estate Investment Trust traded on the New York Stock Exchange. Prior to joining LCP, she was associated with HRE Properties and Merrill Lynch Hubbard, a real estate division of Merrill Lynch and Company. Ms. Trigiani received her bachelor's degree from Saint Mary's College at Notre Dame.

ITEM 11. EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $48,691 were made to the General Partner in 1996.

The directors and executive officers of Lepercq Net 2 Inc. received no remuneration from the Partnership.

The General Partner and its affiliates were paid certain fees and commissions and reimbursed for certain expenses.

Information concerning the cash distributions to the General Partner, and fees, commissions and reimbursements paid to it or its affiliates, is contained in the Statements of Changes in Partners' Capital (Deficit) and in Notes 7 and 8 of Notes to Financial Statements in Item 8 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

(b) None of the directors and executive officers of Lepercq Net 2 Inc. owns any Units as of December 31, 1996.

(c) Lexington Corporate Properties, Inc., an affiliate of the General Partner, owns 3,343 units as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). Such fees totaled approximately $52,000, $47,000 and $41,500 in 1996, 1995 and 1994, respectively. In addition, the Partnership has reimbursed LCP for various general and administrative costs incurred on behalf of the Partnership of approximately $80,000, $77,900 and $68,500, in 1996, 1995 and 1994, respectively. On October 1, 1996, LCP Group assigned its rights to Lexington Corporate Properties Inc. to collect various general and administrative costs.

Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 8, 10 and 11 above.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS-ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report:

     1. Financial Statements (see index to Financial Statements filed as part of Item 8 of this Annual Report).

     2. Financial Statement Schedule (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     3.   Exhibits

          (3) Amended and Restated Agreement of Limited Partnership dated as of November 9, 1988 set forth as Exhibit A to the Prospectus included in Registration Statement Number 33-25984 is incorporated herein by reference.

               Second Amended and Restated Agreement of Limited Partnership dated as of June 13, 1994 is incorporated herein by reference.

          (10) Material contracts.

                    (i) Lease Agreements for the Tranzonic Properties dated February 27, 1989.1

                    (ii) Sale-Purchase Agreement and Assignment of Purchase Agreement for the Tranzonic Property (Arizona Property) dated February 8, 1989 and February 28, 1989, respectively.2

                    (iii) Sale-Purchase Agreement for the Tranzonic Property (Ohio Property) dated February 27, 1989.2

                    (iv) Closing Loan Agreement with Dollar Dry Dock Savings Bank.2

                    (v) Sale-Purchase Agreement for the Initial Michigan Properties dated June 29, 1989.3

                    (vi) Sale-Purchase Agreement for the Additional Michigan Properties dated July 31, 1989.3

                    (vii) Sale-Purchase Agreement for the Final Michigan Properties dated August 31, 1989.3

                    (viii) Lease agreements for the Initial Michigan Properties dated June 29, 1989.3

                              a.   Genessee, Store #44.

                              b.   Mount Pleasant, Store #54.

                              c.   Sandusky, Store #56.

                    (ix) Lease agreements for the Additional Michigan Properties dated July 31, 1989.3

                              a.   Adrian, Store #38.

                              b.   Bay City, Store #35.

                              c.   Saginaw, Store #19.

                    (x) Lease agreements for the Final Michigan Properties dated August 31, 1989.3

                              a.   Auburn, Store #48.

                              b.   Benton Harbor, Store #53.

                              c.   Flint, Store #5.

                              d.   Grand Blanc, Store #46.

                              e.   Owosso, Store #15.

                              f.   Saginaw, Store #49.

                              g.   Swartz Creek, Store #33.

                    (xi) Sale-Purchase agreement for the Oregon Property dated November 16, 1989.3

                    (xii) Lease agreement for the Oregon Property dated November 16, 1989.3

                    (xiii) Lease Agreement for the Missouri Property dated March 5, 1990.4

                    (xiv) Purchase Agreement for the Missouri Property dated March 5, 1990.4

                    (xv) Lease Agreement for the Washington Property dated March 30, 1990.4

                    (xvi) Agreement of Sale for the Washington Property dated March 30, 1990.4

                    (xvii) Lease Agreements for the Texas Properties dated June 19, 1990.4

                              a.   Irving, Store #311.

                              b.   El Paso, Store #1120.

                              c.   San Antonio, Store #2115.

                              d.   San Antonio, Store #3200.

                              e.   San Antonio, Store #3201.

                              f.   San Antonio, Store #3207.

                              g.   San Antonio, Store #3213.

                              h.   San Antonio, Store #3225.

                              i.   San Antonio, Store #3234.

                              j.   San Antonio, Store #3235.

                              k.   San Antonio, Store #3244.

                              1.   San Antonio, Store #3245.

                              m.   San Antonio, Store #3250.

                              n.   San Antonio, Store #3253.

                              o.   San Antonio, Store #3255.

                              p.   San Antonio, Store #3277.

                    (xviii) Agreement of Sale and Purchase for the Texas Properties dated May 16, 1990.4

                    (xix)     Lease for the Ohio Property dated February 20,
                              1990.4

                    (xx) Purchase Agreement for the Ohio Property dated July 31, 1990.4

                    (xxi) Lease Agreement for the Arizona Property dated September 28, 1990.4

                    (xxii) Purchase Agreement for the Arizona Property dated September 28, 1990.4

                    (xxiii) Loan Modification Agreement with Dollar Dry Dock Savings Bank dated September 28, 1990.4

                    (xxiv) Lease Agreement with Total Petroleum, Inc. for the Michigan Properties dated June 1, 1991.5

                              a.   Adrian, Action Auto Store #38.

                              b.   Auburn, Action Auto Store #48.

                              c.   Bay City, Action Auto Store #35.

                              d.   Benton Harbor, Action Auto Store #53.

                              e.   Flint, Action Auto Store #5.

                              f.   Genessee, Action Auto Store #44.

                              g.   Grand Blanc, Action Auto Store #46.

                              h.   Mount Pleasant, Action Auto Store #54.

                              i.   Owosso, Action Auto Store #15.

                              j.   Saginaw, Action Auto Store #19.

                              k.   Saginaw, Action Auto Store #49.

                              1.   Sandusky, Action Auto Store #56.

                              m.   Swartz Creek, Action Auto Store #33.

                    (xxv) Lease Agreement with Everest & Jennings, Inc. for the Missouri Property dated March 19, 1993.6

          (28) Additional exhibits.

                    (i) Appraisals for the Tranzonic Properties dated February 2, 1989 (Ohio Property) and December 23, 1988 (Arizona Property).

                    (ii)      Appraisals for the Michigan Properties.

                              a.   Adrian, Action Auto Store #38.

                              b.   Auburn, Action Auto Store #48.

                              c.   Bay City, Action Auto Store #35.

                              d.   Benton Harbor, Action Auto Store #53.

                              e.   Flint, Action Auto Store #5.

                              f.   Genessee, Action Auto Store #44.

                              g.   Grand Blanc, Action Auto Store #46.

                              h.   Mount Pleasant, Action Auto Store #54.

                              i.   Owosso, Action Auto Store #15.

                              j.   Saginaw, Action Auto Store #19.

                              k.   Saginaw, Action Auto Store #49.

                              1.   Sandusky, Action Auto Store #56.

                              m.   Swartz Creek, Action Auto Store #33.

                    (iii)     Appraisal for the Oregon Property dated June 5,
                              1989.

                    (iv) Appraisal for the Missouri Property dated February 14, 1990.

                    (v)       Appraisal for the Washington Property dated May
                              26, 1986.

                    (vi)      Appraisals for the Texas Properties dated June 15,
                              1990.

                    (vii)     Appraisals for the Ohio Property dated June 19,
                              1990.

                    (viii) Appraisal for the Arizona Property dated November 1 1989.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits. See (a)3 above.

(d) Financial Statement schedules excluded from the Annual Report to Unit holders. None.

----------
1 Filed with the Partnership's Form 10-Q for the quarter ended March 31, 1989. These documents are incorporated herein by reference.

2 Filed with the Partnership's Form 10-Q for the quarter ended June 30, 1989. These documents are incorporated herein by reference.

3 Filed with the Partnership's Form 10-Q for the quarter ended September 30, 1989. These documents are incorporated herein by reference.

4 Filed with the Partnership's Form 10-K for the year ended December 31, 1990. These documents are incorporated herein by reference.

5 Filed with Partnership's Form 10-K for the year ended December 31, 1991. These documents are incorporated herein by reference.

6 Filed with Partnership's Form 10-K for the year ended December 31, 1993. These documents are incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 2 L.P.

By:   Lepercq Net 2 L.P.,
      its general partner

By:   Lepercq Net 2 L.P.,
      its general partner



By:                                 By:
   --------------------------          ----------------------------------------
   President                           Principal Financial & Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


          Signature                                   Title
          ---------                                   -----


-----------------------------                   President and Secretary
E. Robert Roskind



-----------------------------                   Vice President
Denise E. DeBaun




-----------------------------                   Vice President and Treasurer
Antonia G. Trigiani



Date: