Form 10-Q
period 1997-03-31
NET 2 L P
filed 1997-05-15
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       [Fee required]
For the period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       [Fee required]
For the Transition period from _________________ to ________________


Commission  File Number 33-25984

                                   NET 2 L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      Delaware                              13-3497738
           ------------------------------                ----------------
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)
                  c/o The LCP Group
                355 Lexington Avenue
                    New York, NY                              10017
           ------------------------------                  -----------
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

                             Yes x . No   .
                                 --     --

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                             Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                   NET 2 L.P.

                                 BALANCE SHEETS

                March 31, 1997 (Unaudited) and December 31, 1996


                                     ASSETS

                                                                        March 31,               December 31,
                                                                          1997                      1996
                                                                          ----                      ----
Real estate, at cost
    Buildings                                                        $  40,122,562             $  40,122,562
    Land                                                                 9,487,396                 9,487,396
                                                                       -----------                -----------
                                                                        49,609,958                49,609,958

    Less:  accumulated depreciation                                      6,440,496                 6,192,044
                                                                       -----------               -----------
                                                                        43,169,462                43,417,914

Cash and cash equivalents                                                4,468,113                 4,124,659
Restricted cash                                                             -                        100,000
Deferred expenses (net of accumulated amortization of
    $481,924 and $447,921 in 1997 and 1996, respectively)                  479,364                   513,367
Rent receivable                                                          1,876,079                 1,816,481
Other assets                                                                24,298                    29,377
                                                                       -----------               -----------

                                                                     $  50,017,316             $  50,001,798
                                                                        ==========                ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                               $  17,081,129             $  17,181,091
Accrued interest payable                                                    97,700                    99,786
Accounts payable and other liabilities                                     338,535                   203,190
                                                                       -----------               -----------

                                                                        17,517,364                17,484,067
                                                                        ----------                ----------

Partners' capital (deficit):
    General Partner                                                       (363,396)                 (363,040)
    Limited Partners ($100 per Unit,
    500,000 Units authorized, 477,167
    Units issued and outstanding)                                       32,863,348                32,880,771
                                                                        ----------                ----------

    Total partners' capital                                             32,499,952                32,517,731
                                                                        ----------                ----------

                                                                     $  50,017,316             $  50,001,798
                                                                        ==========                 =========

            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME

                     QUARTERS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                     Quarter Ended        Quarter Ended
                                                       March 31,            March 31,
                                                         1997                 1996
                                                     -------------        -------------
Revenues:

      Rental                                         $1,361,562           $1,402,554
      Interest and other                                 49,273               11,127
                                                      ---------            ---------

                                                      1,410,835            1,413,681
                                                      ---------            ---------

Expenses:

      Interest expense                                  395,779              355,239
      Depreciation                                      248,452              248,452
      Amortization of deferred expenses                  34,003               38,351
      General, administrative, and other                141,749               85,724
                                                        -------               ------

                                                        819,983              727,766
                                                        -------              -------

Net income                                           $  590,852           $  685,915
                                                        =======              =======


Net income per Unit of limited
      partnership interest                           $     1.21           $     1.41
                                                           ====                 ====

            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                     QUARTERS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                               Quarter Ended     Quarter Ended
                                                                  March 31,         March 31,
                                                                   1997               1996
                                                                   ----               ----
Cash flows from operating activities:

    Net income                                                 $   590,852         $ 685,915
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                              282,455           286,803
        (Increase) decrease in rents receivable                    (59,598)         (120,062)
        (Decrease) increase in accrued interest payable             (2,086)           (7,391)
        Decrease (increase) in other assets                          5,079             1,752
        Increase in accounts payable and other
           liabilities                                             135,345            74,116
                                                               -----------         ---------
        Total adjustments                                          361,195           235,218
                                                               -----------         ---------

    Net cash provided by operating activities                      952,047           921,133
                                                               -----------         ---------

Cash flows from financing activities:
    Decrease in restricted cash                                    100,000            20,787
    Principal payments on mortgage notes                           (99,962)          (72,963)
    Increase in deferred expenses                                       --           (56,000)
    Cash distributions to partners                                (608,631)         (608,631)
                                                               -----------         ---------

    Net cash (used in) provided by financing activities           (608,593)         (716,807)
                                                               -----------         ---------

Net increase in cash and cash equivalents                          343,454           204,326

Cash and cash equivalents at beginning of period                 4,124,659           733,135
                                                               -----------         ---------

Cash and cash equivalents at end of period                     $ 4,468,113         $ 937,461
                                                               ===========         =========
Supplemental cash flow information:

Cash paid during the period for interest                       $   397,865         $ 362,630
                                                               ===========         =========

            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)



1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware. The purpose of the limited partnership is to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of March 31, 1997, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,300 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Summary of Significant Accounting Policies

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

         For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $4.339 million of money market instruments at March 31, 1997.

         The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At March 31, 1997, the Partnership's rent receivable primarily consists of amounts of the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167, during each of the quarters ended March 31, 1997 and 1996.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



2.       Continued

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

         As of March 31, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,446,463. The unpaid cumulative preferred return at March 31, 1997 totaled $19,183,804 ($38.96 to $40.90 per Unit).

         On April 30, 1997, the cumulative preferred return that was unpaid at March 31, 1997, was reduced by a cash distribution to the Limited Partners for the quarter ended March 31, 1997 totaling $596,459 ($1.25 per Unit) and $12,173 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:


                  Year Ending
                  December 31,
                  ------------
                  1997 (9 months)                        $   298,249
                  1998                                       435,258
                  1999                                    11,137,232
                  2000                                       190,395
                  2001                                       205,724
                  2002                                       222,290
                                                             =======

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS



5.       Leases

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of March 31, 1997, follow:

                     Year Ending
                     December 31,                              Amount
                     ------------                              ------
                     1997 (9 months)                      $ 3,928,719
                     1998                                   5,304,920
                     1999                                   5,343,534
                     2000                                   5,417,236
                     2001                                   5,468,987
                     2002                                   5,457,281
                     Thereafter                            37,995,319
                                                           ----------
                                                          $68,915,996
                                                           ==========


         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of March 31, 1997, a property management fee of $13,020 had been paid or accrued to Leased Properties Management, Inc.

7.       Subsequent Events

         On April 21, 1997, the Partnership entered into an agreement to purchase a property located in Wayne County, Michigan. The property is being leased to Wal-mart Stores, Inc. The lease has an annual base rent of $752,776.79. The monthly payments of $62,731.40 is due and payable on or before the first day of each month. The purchase price is $7.050 million which includes the assumption of a note with the outstanding principal and accrued interest not to exceed approximately $4.7 million, with interest in the rate of 10 1/2% per annum.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of March 31, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,446,463. The unpaid cumulative preferred return at March 31, 1997 totaled $19,183,804 (see note 3 of Notes to the Financial Statements).

On April 21, 1997, the Partnership entered into an agreement to purchase a property located in Wayne County, Michigan. The property is being leased to Wal-mart Stores, Inc. The lease has an annual base rent of $752,776.79. The monthly payments of $62,731.40 is due and payable on or before the first day of each month. The purchase price is $7.050 million which includes the assumption of a note with the outstanding principal and accrued interest not to exceed approximately $4.7 million, with interest in the rate of 10 1/2% per annum.

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

There are no material restrictions (other than the debt service requirements under the mortgage notes) upon the Partnership's present or future ability to make distribution in accordance with the provisions of it's Partnership Agreement.

Results of Operations

The results of operations for the three months ended March 31, 1997, (see Statements of Income) are attributable to the acquisition and operation of the thirty-six real property investments, purchased from 1989 to 1995 and interests earned on interest-bearing bank investments.

Total revenues for the three months ended March 31, 1997 decreased $2,846 from the same period in 1996. Rental revenues decreased slightly by $40,992 from the same period in 1996. Interest and other revenues increased $38,146 from the same period in 1996. The increase in interest and other revenue is primarily due to higher cash balances maintained in the first quarter of 1997.

Total expenses for the three months ended March 31, 1997 increased $92,217 from the same period in 1996, primarily due to increases in interest expense and, general and administrative expenses. Interest expense increased $40,540 due to financing of the Massachusetts Property. General and administrative expenses increased $56,025 due to an increase in property operating costs.

Net income for the three months ended March 31, 1997 decreased $95,063 from the same period in 1996 primarily due to the decrease in revenues and the increase in expenses discussed above.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital stuctures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual period ending after December 15, 1997. The adoption of this SFAS has no effect on the Partnership's results of operations or its financial condition for the quarter ended March 31, 1997.

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

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.                        Exhibit
                           -----------                        -------
                                    27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended March 31, 1997.

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

                                       NET 2 L.P.

                                       By:   Lepercq Net 2 L.P.
                                             its general partner

                                       By:   Lepercq Net 2 Inc.
                                             its general partner

Date: May 15, 1997                 By /s/ E. Robert Roskind
      ------------                    ---------------------
                                          E. Robert Roskind
                                          President