Form 10-Q
period 1997-06-30
NET 2 L P
filed 1997-08-14
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended June 30, 1997

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                 Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   NET 2 L.P.

                                 BALANCE SHEETS

                 June 30, 1997 (Unaudited) and December 31, 1996


                                     ASSETS
                                                              June 30,      December 31,
                                                                1997            1996
                                                            ------------    ------------
Real estate, at cost                                        $ 57,513,533    $ 49,609,958
Less:  accumulated depreciation                                6,695,098       6,192,044
                                                            ------------    ------------
                                                              50,818,435      43,417,914

Cash and cash equivalents                                      1,962,431       4,124,659
Restricted cash                                                       --         100,000
Deferred expenses (net of accumulated amortization of
    $515,927 and $447,921 in 1997 and 1996, respectively)        445,361         513,367
Rent receivable                                                1,944,953       1,816,481
Other assets                                                      47,514          29,377
                                                            ------------    ------------
                                                            $ 55,218,694    $ 50,001,798
                                                            ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                      $ 22,446,622    $ 17,181,091
Accrued interest payable                                          96,427          99,786
Accounts payable and other liabilities                           242,060         203,190
                                                            ------------    ------------
                                                              22,785,109      17,484,067
                                                            ------------    ------------

Partners' capital (deficit):
    General Partner                                             (364,723)       (363,040)
    Limited Partners ($100 per Unit,
    500,000 Units authorized, 477,167
    Units issued and outstanding)                             32,798,308      32,880,771
                                                            ------------    ------------
    Total partners' capital                                   32,433,585      32,517,731
                                                            ------------    ------------
                                                            $ 55,218,694    $ 50,001,798
                                                            ============    ============

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME

                    Quarters Ended June 30, 1997 and 1996 and
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                             Quarter     Quarter     Six Months   Six Months
                                              Ended       Ended        Ended        Ended
                                             June 30,    June 30,     June 30,     June 30,
                                              1997         1996         1997         1996
                                           ----------   ----------   ----------   ----------
Revenues:
      Rental                               $1,424,975   $1,352,776   $2,786,537   $2,755,330
      Interest and other                       42,299      338,683       91,572      349,810
                                           ----------   ----------   ----------   ----------
                                            1,467,274    1,691,459    2,878,109    3,105,140
                                           ----------   ----------   ----------   ----------
Expenses:
      Interest expense                        437,193      402,346      832,972      757,585
      Depreciation                            254,602      248,452      503,054      496,904
      Amortization of deferred expenses        34,003       36,901       68,006       75,252
      General, administrative, and other      199,211       98,974      340,960      184,698
                                           ----------   ----------   ----------   ----------
                                              925,009      786,673    1,744,992    1,514,439
                                           ----------   ----------   ----------   ----------
Net income                                 $  542,265   $  904,786   $1,133,117   $1,590,701
                                           ==========   ==========   ==========   ==========
Net income per Unit of limited
      partnership interest                 $     1.12   $     1.86   $     2.33   $     3.27
                                           ==========   ==========   ==========   ==========

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          Six Months     Six Months
                                                             Ended          Ended
                                                            June 30,       June 30,
                                                             1997           1996
                                                          -----------    -----------
Cash flows from operating activities:
    Net income                                            $ 1,133,117    $ 1,590,701
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                         571,060        572,156
        Increase in rent receivable                          (128,472)      (188,540)
        Other, net                                             17,374         (4,905)
                                                          -----------    -----------
        Total adjustments                                     459,962        378,711
                                                          -----------    -----------

    Net cash provided by operating activities               1,593,079      1,969,412
                                                          -----------    -----------

Cash flows from investing activities:
    Acquisition of Michigan Property, net
        of mortgage liability assumed                      (2,419,233)            --
                                                          -----------    -----------
    Net cash used in investing activities                  (2,419,233)            --
                                                          -----------    -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                     (218,811)      (155,407)
    Proceeds of mortgage notes payable                             --      2,800,000
    Increase in deferred expenses                                  --        (66,023)
    Decrease in restricted cash                               100,000         71,002
    Cash distributions to partners                         (1,217,263)    (1,217,262)
                                                          -----------    -----------
    Net cash (used in) provided by financing activities    (1,336,074)     1,432,310
                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents       (2,162,228)     3,401,722

Cash and cash equivalents at beginning of period            4,124,659        733,135
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 1,962,431    $ 4,134,857
                                                          ===========    ===========


Supplemental disclosure of cash flow information:
Cash payments for interest                                $   836,331    $   767,691
                                                          ===========    ===========

           See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)



1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware. The purpose of the limited partnership is to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of June 30, 1997, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,300 limited partners.

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

         For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption, cash and cash equivalents, includes $1.9 million of money market instruments at June 30, 1997.

         The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At June 30, 1997, the Partnership's rent receivable primarily consists of amounts of the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167, during each of the quarters and six months ended June 30, 1997 and 1996.

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

         As of June 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $20,042,922. The unpaid cumulative preferred return at June 30, 1997 totaled $19,899,554 ($40.46 to $42.46 per Unit).

         On July 31, 1997, the cumulative preferred return that was unpaid at June 30, 1997, was reduced by a cash distribution to the Limited Partners for the quarter ended June 30, 1997 totaling $596,459 ($1.25 per Unit) and $12,173 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:


                    Year Ending
                    December 31,
                    ------------

                    1997 (6 months)        $   340,816
                    1998                       728,892
                    1999                    11,453,661
                    2000                       531,390
                    2001                       573,192
                    2002                       618,284
                                           ===========

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.       Properties

         On June 6, 1997, the Partnership acquired a property located in Westland, Michigan (the "Michigan Property") from an unrelated party. The Michigan Property consists of 102,826 square foot retail department store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease.

         The lease has a remaining term which expires on January 31, 2009. The lease provides for annual rental payments of $752,776 or $7.32 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined, during the fiscal year May 1 to April 30, payable on July 1. The lease does not provide for any renewal options. Wal-Mart Stores, Inc. has the option to purchase the Michigan Property on January 31, 2009 at a price equal to the greater of $6,406,611 or the fair market value.

         The purchase price of $7,050,000 and related expenses of approximately $81,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $4,712,263. The note bears interest at a stated rate of 10.5% per annum, with a monthly debt service payment of principal and interest in the amount of $56,908 to fully amortize the note by September 1, 2009. The purchase of the Michigan Property has been recorded in the financial statements at its cost, calculated as the cash paid plus the fair value of the mortgage liability assumed. The fair value of the mortgage was determined, using an imputed interest rate of 7.5%, to be $5,484,342.

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of June 30, 1997, follow:


                    Year Ending
                    December 31,                       Amount
                    ------------                       ------
                    1997 (6 months)              $  3,045,957
                    1998                            6,147,049
                    1999                            6,185,663
                    2000                            6,259,365
                    2001                            6,311,116
                    2002                            6,299,410
                    Thereafter                     42,798,092
                                                 ------------
                                                 $ 77,046,652
                                                 ============



         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of June 30, 1997, a property management fee of $26,581 had been paid or accrued to Leased Properties Management, Inc.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On June 6, 1997, the Partnership acquired a property located in Westland, Michigan (the "Michigan Property") from an unrelated party. The Michigan Property consists of 102,826 square foot retail department store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease.

The lease has a remaining term which expires on January 31, 2009. The lease provides for annual rental payments of $752,776 or $7.32 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined,during the fiscal year May 1 to April 30, payable on July 1. The lease does not provide for any renewal options. Wal-Mart Stores, Inc. has the option to purchase the Michigan Property on January 31, 2009 at a price equal to the greater of $6,406,611 or the fair market value.

The purchase price of $7,050,000 and related expenses of approximately $81,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $4,712,263. The note bears interest at a stated rate of 10.5% per annum, with a monthly debt service payment of principal and interest in the amount of $56,908 to fully amortize the note by September 1, 2009. The purchase of the Michigan Property has been recorded in the financial statements at its cost, calculated as the cash paid plus the fair value of the mortgage liability assumed. The fair value of the mortgage was determined, using an imputed interest rate of 7.5%, to be $5,484,342.

As of June 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $20,042,922. The unpaid cumulative preferred return at June 30, 1997 totaled $19,899,554 (see note 3 of Notes to the Financial Statements).

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

Results of Operations

The results of operations for the quarter and six months ended June 30, 1997, (see Statements of Income) are attributable to the acquisition and operation of the thirty-seven real property investments, purchased from 1989 to 1997 and interests earned on interest-bearing bank investments.

Total revenues for the quarter and six months ended June 30, 1997, decreased $224,185 and $227,031 from the same periods in 1996. Rental revenues for the quarter and six months ended June 30, 1997, did not materially change from the same periods in 1996. Interest and other income for the quarter and six months ended June 30, 1997, decreased $296,384 and $258,238 from the same periods in 1996. The decrease is due to MUSTFA (Michigan Underground Storage Tank Financial Assurance Fund) reimbursements received and gain from the sale of the NCS stocks, both in 1996.

Total expenses for the quarter and six months ended June 30, 1997, increased $138,336 and $230,553 from the same periods in 1996. The increase is due to an increase in interest and general and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 1997, increased $100,237 and $156,262 from the same periods in 1996, primarily due to property appraisals incurred in 1997.

Net income for the quarter and six months ended June 30, 1997, decreased $362,521 and $457,584 from the same periods in 1996, primarily due to the decrease in revenues and the increase in expenses discussed above.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual period ending after December 15, 1997. The adoption of this SFAS has no effect on the Partnership's net income per unit for the quarter and six months ended June 30, 1997.

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

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5. Other Information - not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit No.               Exhibit
            -----------               -------

                     27               Financial Data Schedule

        (b) Reports on form 8-K filed during the quarter ended June 30, 1997.

            Acquisition of the Westland, Michigan Property dated June 24, 1997.

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

                                                  NET 2 L.P.

                                                  By:   Lepercq Net 2 L.P.
                                                        its general partner

                                                  By:   Lepercq Net 2 Inc.
                                                        its general partner

Date: August 14, 1997                             By: /s/ E. Robert Roskind
                                                      -----------------------
                                                        President