Form 10-Q
period 1997-09-30
NET 2 L P
filed 1997-11-14
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q





(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

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
            355 Lexington Avenue
                New York, NY                                        10017

  (Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code             (212) 692-7200

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

                                  Yes  /x/            No  / /


State the aggregate market value of the voting stock held by non-affiliates of the Registrant.


                                 Not Applicable.


There is no active public market for the units of limited partnership interests issued by the Registrant.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   NET 2 L.P.

                                 BALANCE SHEETS

              September 30, 1997 (Unaudited) and December 31, 1996


                                        ASSETS

                                                                September 30,        December 31,
                                                                     1997                1996
                                                                ------------        ------------

Real estate, at cost                                            $ 57,513,533        $ 49,609,958
Less:  accumulated depreciation                                    6,980,447           6,192,044
                                                                ------------        ------------
                                                                  50,533,086          43,417,914

Cash and cash equivalents                                          2,202,129           4,124,659
Restricted cash                                                           --             100,000
Deferred expenses (net of accumulated amortization of
    $549,930 and $447,921 in 1997 and 1996, respectively)            411,358             513,367
Rent receivable                                                    2,010,105           1,816,481
Other assets                                                          31,048              29,377
                                                                ------------        ------------

                                                                $ 55,187,726        $ 50,001,798
                                                                ============        ============


                     LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                                          $ 22,279,458        $ 17,181,091
Accrued interest payable                                              95,915              99,786
Accounts payable and other liabilities                               320,302             203,190
                                                                ------------        ------------

                                                                  22,695,675          17,484,067
                                                                ------------        ------------

Partners' capital (deficit):
    General Partner                                                 (363,554)           (363,040)
    Limited Partners ($100 per Unit,
    500,000 Units authorized, 477,167
    Units issued and outstanding)                                 32,855,605          32,880,771
                                                                ------------        ------------

    Total partners' capital                                       32,492,051          32,517,731
                                                                ------------        ------------

                                                                $ 55,187,726        $ 50,001,798
                                                                ============        ============


            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME

                 Quarters Ended September 30, 1997 and 1996 and
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                           Nine Months           Nine Months
                                                Quarter Ended        Quarter Ended            Ended                 Ended
                                                September 30,        September 30,        September 30,         September 30,
                                                      1997                 1996                 1997                  1996
                                                -------------        -------------        -------------         ------------
Revenues:

      Rental                                       $1,583,230           $1,357,462           $4,369,767           $4,112,792
      Interest and other                               31,378               45,619              122,950              395,429
                                                   ----------           ----------           ----------           ----------
                                                    1,614,608            1,403,081            4,492,717            4,508,221
                                                   ----------           ----------           ----------           ----------

Expenses:

      Interest expense                                505,206              406,453            1,338,178            1,164,038
      Depreciation                                    285,349              248,452              788,403              745,356
      Amortization of deferred expenses                34,003               34,003              102,009              109,255
      General, administrative, and other              122,953              166,427              463,913              351,125
                                                   ----------           ----------           ----------           ----------
                                                      947,511              855,335            2,692,503            2,369,774
                                                   ----------           ----------           ----------           ----------

      Net income                                   $  667,097           $  547,746           $1,800,214           $2,138,447
                                                   ==========           ==========           ==========           ==========


Net income per Unit of limited
      partnership interest                         $     1.37           $     1.12           $     3.70           $     4.39
                                                   ==========           ==========           ==========           ==========


            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                        Nine Months Ended    Nine Months Ended
                                                          September 30,        September 30,
                                                              1997                 1996
                                                           -----------        -----------


Cash flows from operating activities:
    Net income                                             $ 1,800,214        $ 2,138,447
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                          890,412            854,611
        Increase in rents receivable                          (193,624)          (258,090)
        Other, net                                              (5,542)            39,851
        Increase in accounts payable and other
           liabilities                                         117,112            132,533
                                                           -----------        -----------
        Total adjustments                                      808,358            768,905
                                                           -----------        -----------
    Net cash provided by operating activities                2,608,572          2,907,352
                                                           -----------        -----------


Cash flows used in investing activities:
    Acquisition of property, net of mortgage
        liability assumed                                   (2,419,233)                --
                                                           -----------        -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                      (385,975)          (245,220)
    Proceeds of mortgage notes payable                              --          2,800,000
    Increase in deferred expenses                                   --            (66,023)
    Decrease in restricted cash                                100,000             70,777
    Cash distributions to partners                          (1,825,894)        (1,825,893)
                                                           -----------        -----------
    Net cash used in financing activities                   (2,111,869)           733,641
                                                           -----------        -----------

Net (decrease) increase in cash and cash equivalents        (1,922,530)         3,640,993

Cash and cash equivalents at beginning of period             4,124,659            733,135
                                                           -----------        -----------

Cash and cash equivalents at end of period                 $ 2,202,129        $ 4,374,128
                                                           ===========        ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                   $ 1,342,049        $ 1,174,296
                                                           ===========        ===========


Supplemental disclosure of non-cash investing and financing activities:

On June 6, 1997, in connection with the acquisition of the Michigan Property, the Partnership assumed approximately $4.7 million of first mortgage financing.


            See accompanying notes to unaudited financial statements.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware. The purpose of the limited partnership is to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of September 30, 1997, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,300 limited partners.

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

         For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption, cash and cash equivalents, include $2.2 million of money market instruments at September 30, 1997.

         The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At September 30, 1997, the Partnership's rent receivable primarily consists of amounts of the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167, during each of the quarters and nine months ended September 30, 1997 and 1996.

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

         As of September 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $20,639,380. The unpaid cumulative preferred return at September 30, 1997 totaled $20,615,305 ($43.90 to $41.96 per Unit).

         On October 31, 1997, the cumulative preferred return that was unpaid at September 30, 1997, was reduced by a cash distribution to the Limited Partners for the quarter ended September 30, 1997 totaling $596,459 ($1.25 per Unit) and $12,173 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:


                Year Ending
                December 31,
                ------------

                1997 (3 months)                        $     173,652
                1998                                         728,892
                1999                                      11,453,661
                2000                                         531,390
                2001                                         573,192
                2002                                         618,284
                                                             =======

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

         The following unaudited pro forma operating information for the nine months ended September 30, 1997 and September 30, 1996 were prepared as if the above acquisition had been consummated as of January 1, 1997 and January 1, 1996, respectively. The information provided do not purport to be indicative of what the operating results of the Partnership would have been had the acquisition been consummated on the dates assumed. The pro forma amounts are as follows:


                                            Unaudited Pro Forma                      Historical
                                              Quarter Ended                         Quarter Ended
                                    September 30,         September 30,     September 30,     September 30,
                                        1997                  1996               1997              1996
                                    -------------------   -------------     ----------------  -------------

          Revenues                       $4,816,829          $5,072,803          $4,492,717       $4,508,221
          Net income                     $1,886,369          $2,283,364          $1,800,214       $2,138,447
          Net income per unit of
           limited partnership
           interest                      $     3.87          $     4.69          $     3.70       $     4.39

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of September 30, 1997, follow:


                  Year Ending
                  December 31,                                  Amount
                  ------------                                  ------

                  1997 (3 months)                      $     1,527,878
                  1998                                       6,147,049
                  1999                                       6,185,663
                  2000                                       6,259,365
                  2001                                       6,311,116
                  2002                                       6,299,410
                  Thereafter                                42,798,092
                                                        --------------
                                                        $   75,528,573
                                                        ==============


         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of September 30, 1997, a property management fee of $41,761 had been paid or accrued to Leased Properties Management, Inc.

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

The lease has a remaining term which expires on January 31, 2009. The lease provides for annual rental payments of $752,776, or $7.32 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined, during the fiscal year May 1 to April 30, payable on July 1. The lease does not provide for any renewal options. Wal-Mart Stores, Inc. has the option to purchase the Michigan Property on January 31, 2009 at a price equal to the greater of $6,406,611 or the fair market value.

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

As of September 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $20,639,380. The unpaid cumulative preferred return at September 30, 1997 totaled $20,615,305 (see note 3 of Notes to the Financial Statements).

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

There are no material restrictions (other than the debt service requirements under the mortgage notes) upon the Partnership's present or future ability to make distribution in accordance with the provisions of its Partnership Agreement.

Results of Operations

The results of operations for the quarter and nine months ended September 30, 1997, (see Statements of Income) are attributable to the acquisition and operation of the thirty-seven real property investments, purchased from 1989 to 1997 and interests earned on interest-bearing bank investments.

Total revenues for the quarter ended September 30, 1997 increased $211,527 from the same period in 1996. The increase is primarily due to rental income on the Michigan Property acquired in June 1997.

Total revenues for the nine months ended September 30, 1997 decreased $15,504 from the same periods in 1996. The decrease is due to a decrease in interest and other revenues of $272,479 offset by an increase in rental revenue of $256,975. The decrease in interest and other revenues is due to MUSTFA (Michigan Underground Storage Tank Financial Assurance Fund) reimbursements received and gain from the sale of the NCS stock, both in 1996. The increase in rental revenue is primarily due to rental income on the Michigan Property acquired in June 1997.

Total expenses for the quarter and nine months ended September 30, 1997 increased $92,176 and $322,729 from the same periods in 1996. The increases are primarily due to increases in interest expense and general and administrative expenses. The increases in interest expense are primarily due to the assumption of a mortgage note in connection with the acquisition of the Michigan Property in June 1997. General and administrative expenses for the nine months ended September 30, 1997 increased primarily due to property appraisals incurred in 1997.

Net income for the quarter ended September 30, 1997 increased $119,351 primarily due to rental revenue on the Michigan Property, offset by increase in interest expense on the related debt.

Net income for the nine months ended September 30, 1997 decreased $338,233 from 1996 due to the decrease in revenues and the increase in expenses discussed above.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual period ending after December 15, 1997. The adoption of this SFAS would have had no effect on the Partnership's net income per unit for the quarter and nine months ended September 30, 1997.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities - not applicable.

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.               Exhibit
                           -----------               -------
                               27.01        Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended September 30, 1997.

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

                                           NET 2 L.P.

                                           By:   Lepercq Net 2 L.P.
                                                 its general partner

                                           By:   Lepercq Net 2 Inc.
                                                 its general partner

Date:  November 14, 1997                   By:   E. Robert Roskind
      ---------------------------              -----------------------
                                                 E. Robert Roskind
                                                 President