Form 10-K405
period 1997-12-31
NET 2 L P
filed 1998-03-24
CIK 843756

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]
      For the fiscal year ended December 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]
      For the Transition period from ______________ to ______________ Commission File Number 33-25984


                                  NET 2 L. P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                13-3497738
----------------------------------------------     -----------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 c/o Lexington Corporate Properties Trust
           355 Lexington Avenue
               New York,  NY                                10017
----------------------------------------------     -----------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (212) 692-7200

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [X]

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

ITEM 1. BUSINESS

The registrant, Net 2 L.P. (the "Partnership"), is a limited partnership formed on November 9, 1988 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in existing commercial properties triple net leased to corporations or other entities. The Partnership Agreement was restated and amended on June 13, 1994, which enables the Partnership to make additional real estate investments.

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

The Partnership commenced an offering to the public of 500,000 units at $100 per unit of limited partnership interests (the "Units") on January 10, 1989 pursuant to a Prospectus. On July 19, 1990, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 477,417 units had been sold, equaling $47.742 million in capital contributions. As of December 31, 1997, the Partnership had invested approximately $46.7 million of the proceeds of the offering in the properties, which are described in Item 2 below.

The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preservation and protection of the capital of the limited partners of the Partnership, (ii) providing increasing cash distributions from operations during the term of the Partnership, (iii) providing tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

Investments are made in various types of commercial real properties and interests therein. Such investments may include, but are not limited to: fitness centers, warehouses, distribution centers, office buildings, retail stores, hotels, motels, nursing homes and congregate care facilities. The Partnership does not invest in restaurant properties. Investments are not restricted as to specific geographical areas; however, all of the Partnership's investments are made within the United States. The Partnership acquired its original portfolio of properties without acquisition financing, but it borrowed an amount through a closing loan sufficient to pay all or a portion of the Partnership's organization, offering and acquisition expenses. The closing loan was repaid in 1994. The real estate investments made between 1994 and 1997 were acquired with a combination of acquisition financing and cash balances.

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

Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31, :

            Property              1997     1996     1995
            --------              ----     ----     ----
            Tranzonic (*)          14%      15%      16%
            Total Petroleum (**)   14%      16%      21%
            Seattle, Washington    19%      20%      19%
            NCS (***)              11%      13%      11%

* These properties consist of two office/warehouse facilities, one in Ohio and one in Arizona.

**    These properties consist of thirteen retail stores.

***   These properties consist of thirteen retail stores.

At December 31, 1997, the Tranzonic Properties accounted for 11%, the Total Petroleum Properties accounted for 14%, the Seattle, Washington Property accounted for 12% and the Westland, Michigan Property accounted for 14% of total assets.

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

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership's tenants are responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect thereto, the Partnership may be required to satisfy such obligations. In addition, under certain environmental laws, the Partnership, as the owner of such properties, may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. The Partnership does incur costs relating to environmental investigation and remediation related to the Total Petroleum properties. If the cost exceeds $10,000 for any one property, the Partnership applies for reimbursements in excess of $10,000 to the Michigan Underground Storage Tank Financial Assurance Fund ("MUSTFA"). All claims are subject to approval by MUSTFA. These costs are not expected to have a material impact on the financial position or results of operations of the Partnership. The Partnership has received partial reimbursement of such costs. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law,
(iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's Properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's funds from operations.

Employees

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

Following is a detailed schedule of the Partnership's real estate, including property held for sale, and lease terms at December 31, 1997:

                                                                                   Annualized
                                                                     Acquisition  Base Rent at
Date of                                                                  Cost       12/31/97     Lease(s)   Square
Acquisition        Tenant                      Location                ($000's)     ($000's)     Expires     Feet
-----------   -------------------------   --------------------       -----------  ------------   --------   ------
02-28-89      Tranzonic Cos.              Highland Heights, OH       $   5,823      $   677       03-09     94,660
02-28-89      Tranzonic Cos.              Tempe, AZ                      1,547          180       03-09     49,950
1989          Total Petroleum, Inc.       Various (13)                   9,106          757       05-11     83,600
03-05-90      Everest & Jennings          Earth City, MO                 4,377          279       05-02    147,000
03-30-90      Art Institute of Seattle    Seattle, WA                    8,483        1,115       06-05     71,600
06-19-90      Diamond Shamrock Corp.      El Paso, TX                      474           61       06-10      3,200
06-19-90      National Convenience
                 Store                    Various (13)                   4,367          492       12-12     33,800
09-14-90      Ameritech Services, Inc.    Columbus, OH                   2,450          245       08-05     20,000
09-28-90      RCS of Tucson               Tucson, AZ                     1,681          300       09-10     28,600
06-22-94      Kohl's Dept. Stores         Eau Claire, WI                 4,187          435       06-14     76,200
12-23-94      A-Copy, Inc.                Milford, CT                    2,949          351       12-04     27,360
09-21-95      Duracraft Corp.             Southborough, MA               4,166          412       09-15     57,700
06-06-97      Wal-Mart Stores, Inc.       Westland, MI                   7,904          753       01-09    102,800
                                                                     ---------      -------                -------
                                                                     $  57,514      $ 6,057                796,470
                                                                     =========      =======                =======

Minimum future rental payments receivable under the leases during the base terms for the properties owned by the Partnership at December 31, 1997, follow ($000):

                      Year                     Total
                      ----                     -----
                      1998                  $ 6,103
                      1999                    6,186
                      2000                    6,259
                      2001                    6,311
                      2002                    6,233
                    2003-2007                26,393
                    2008-2012                14,569
                    2013-2015                 1,836
                                            -------
                      Total                 $73,890
                                            =======

ITEM 3. LEGAL PROCEEDINGS

Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of Unit holders.

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

As of December 31, 1997, there were 2,110 investors holding 477,167 limited partnership units.

The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1997 were $5.00.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, ($000 except per unit data):

                                                    1997           1996           1995           1994           1993
                                                    ----           ----           ----           ----           ----
Rental revenue                                  $      5,934   $      5,442   $      5,146   $      4,269   $      4,080
                                                ============   ============   ============   ============   ============

Income before extraordinary item                $      2,364   $      2,308   $      2,278   $      1,895   $        619
                                                ============   ============   ============   ============   ============

Income before extraordinary item per Unit
   of partnership interest (*)                  $    4.20 to   $    4.02 to   $    3.87 to   $    3.10 to   $     0.96to
                                                        5.30           5.23           5.23           4.43           1.48
                                                ============   ============   ============   ============   ============

Extraordinary item                              $         --   $         --   $         --   $      1,913   $         --
                                                ============   ============   ============   ============   ============

Extraordinary item per Unit of
   partnership interest (*)                     $         --   $         --   $         --   $    3.13 to   $         --
                                                          --             --             --           4.48             --
                                                ============   ============   ============   ============   ============

Net income                                      $      2,364   $      2,308   $      2,278   $      3,808   $        619
                                                ============   ============   ============   ============   ============

Net income per Unit of
   partnership interests (*)                    $    4.20 to   $    4.02 to   $    3.87 to   $    6.23 to   $    0.96 to
                                                        5.30           5.23           5.23           8.91           1.48
                                                ============   ============   ============   ============   ============

Total assets                                    $     55,001   $     50,002   $     47,658   $     48,234   $     42,639
                                                ============   ============   ============   ============   ============

Mortgage notes payable and closing loan
   payable (including accrued interest added
   to principal)                                $     22,106   $     17,181   $     14,721   $     14,994   $     10,668
                                                ============   ============   ============   ============   ============

Cash distributions per Unit of
   partnership interests                        $       5.00   $       5.00   $       5.00   $       5.00   $       5.30
                                                ============   ============   ============   ============   ============

(*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the Financial Statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units of limited partnership interests at $100 per Unit with the option to offer an additional 500,000 Units. As of July 19, 1990, the Partnership had raised a total of $47.742 million in capital contributions (477,417 Units) and the offering was terminated. As of December 31, 1997, the net offering proceeds consisting of aggregate gross offering proceeds of $47.742 million less related offering costs of $5.691 million along with the proceeds from the closing loan, bridge financing and mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein), to pay for related property acquisition expenses, financing and acquisition fees and to provide for a working capital reserve.

Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made. No Units have been repurchased since 1990.

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

On June 6, 1997, the Partnership acquired a property located in Westland, Michigan (the "Westland Property") from an unrelated party. The Westland Property consists of a 102,826 square foot retail department store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease.

The lease has a remaining term which expires on January 31, 2009. The lease provides for annual rental payments of $753,000, or $7.32 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined. The lease does not provide for any renewal options. Wal-Mart Stores, Inc. has the option to purchase the Westland Property on January 31, 2009 at a price equal to the greater of $6.407 million or the fair market value.

The purchase price of $7.050 million and related expenses of approximately $81,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $4.712 million. The note bears interest at a stated rate of 10.5% per annum, with a monthly debt service payment of principal and interest in the amount of $57,000 to fully amortize the note by September 1, 2009. The purchase of the Westland Property has been recorded in the financial statements at the total of the cash paid plus the fair value of the mortgage liability assumed. The fair value of the mortgage was determined, using an imputed interest rate of 7.5%, to be $5.484 million.

On December 29, 1997, the Partnership entered into an agreement to sell one of the thirteen Total Petroleum Properties for $600,000. The property is located in Sandusky, Michigan and has a net book value of approximately $600,000 including rent receivable, as of December 31, 1997.

The unpaid cumulative preferred return at December 31, 1997 totaled $21.331 million ($43.46 to $45.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the fourth quarter 1997 distribution paid in January 1998.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Impact of Year 2000

The Partnership is evaluating its computer and communication systems that could be affected by the "Year 2000" issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Partnership presently believes that the year 2000 problem will not pose operational problems for the Partnership's computer and communication systems and will not have a material impact on the operations of the Partnership.

Results of Operations ($000)

                                                          Increase (Decrease)
                                                         --------------------
                               1997     1996    1995     1997-1996  1996-1995
                               ----     ----    ----     ---------  ---------
Total revenues                $6,083    5,913    5,630        170        283
                              ------   ------   ------     ------     ------

Total expenses
   Interest                    1,875    1,568    1,501        307         67
   Depreciation                1,074      994      994         80         --
   Amortization                  136      143      170         (7)       (27)
   General & administrative      634      900      700       (266)       200
                              ------   ------   ------     ------     ------
                               3,719    3,605    3,365        114        240
                              ------   ------   ------     ------     ------
Income before gain on sale
   of property                 2,364    2,308    2,265         56         43
   Gain on sale of property       --       --       13         --        (13)
                              ------   ------   ------     ------     ------
Net income                    $2,364    2,308    2,278         56         30
                              ======   ======   ======     ======     ======

The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 1997, 1996 and 1995 are primarily attributed to the operations of the real property investments acquired in 1995 and 1997 as described in Item 2 and above. Included in total revenues are other revenues, which has decreased $318 in 1997 compared to 1996 as a result of MUSTFA reimbursements received and gain from sale of the NCS stocks, both in 1996.

General and administrative expenses decreased in 1997 due to non-recurring transaction expenses incurred in 1996.

Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The adoption of SFAS 130 and 131 in 1998 will have no effect on the financial statements of the Partnership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   NET 2 L.P.

                                      INDEX

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             14

Balance Sheets at December 31, 1997 and 1996                             15

Statements of Income for the years ended December 31, 1997,
      1996 and 1995                                                      16

Statements of Changes in Partners' Capital (Deficit) for the years
      ended December 31, 1997, 1996 and 1995                             17

Statements of Cash Flows for the years ended December 31, 1997,
      1996 and 1995                                                      18

Notes to Financial Statements                                           19-26

Financial Statement Schedule*
-----------------------------

Real Estate and Accumulated Depreciation Schedule III                    27


----------
* All other schedules have been omitted because the required information is not applicable or the information is shown in the financial statements or the notes thereto.

                          Independent Auditors' Report

The Partners
Net 2 L. P.:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net 2 L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      KPMG Peat Marwick LLP

New York, New York
February 13, 1998

                                   NET 2 L. P.

                                 BALANCE SHEETS
                                      ($000)

                           December 31, 1997 and 1996

                  ASSETS                                  1997           1996
                                                        --------       --------
Real estate, at cost (notes 4 and 5):
   Buildings                                            $ 45,636       $ 40,123
   Land                                                   11,352          9,487
                                                        --------       --------
                                                          56,988         49,610
   Less:  accumulated depreciation                         7,266          6,192
                                                        --------       --------
                                                          49,722         43,418

Property held for sale (note 4)                              526             --
Cash and cash equivalents                                  2,181          4,125
Restricted cash                                               --            100
Deferred expenses, net of accumulated
   amortization of $480 and $448
   in 1997 and 1996, respectively                            377            513
Rent receivable (note 2)                                   2,054          1,816
Other assets                                                 141             30
                                                        --------       --------

                                                        $ 55,001       $ 50,002
                                                        ========       ========

     LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable (note 5)                         $ 22,106       $ 17,181
Accrued interest payable (note 5)                            135            100
Accounts payable and accrued liabilities                     313            203
                                                        --------       --------
                                                          22,554         17,484
                                                        --------       --------

Commitments and contingencies (note 4)

Partners' capital (note 3):
   General Partner                                          (365)          (363)
   Limited Partners ($100 per Unit,
      500,000 Units authorized, 477,167
      Units issued and outstanding)                       32,812         32,881
                                                        --------       --------

   Total partners' capital                                32,447         32,518
                                                        --------       --------

                                                        $ 55,001       $ 50,002
                                                        ========       ========

                  See accompanying notes to financial statements.

                                   NET 2 L. P.

                              STATEMENTS OF INCOME
                         ($000 except per unit amounts)

                   Years ended December 31, 1997, 1996 and 1995

                                                   1997        1996        1995
                                                ---------   ---------   ---------
Revenues:
   Rental (notes 4 and 6)                       $   5,934       5,442       5,146
   Interest                                           142         146         201
   Other                                                7         325         283
                                                ---------   ---------   ---------
                                                    6,083       5,913       5,630
                                                ---------   ---------   ---------

Expenses:
   Interest (note 5)                                1,875       1,568       1,501
   Depreciation                                     1,074         994         994
   Amortization of deferred expenses                  136         143         170
   General, administrative and other (note 7)         634         900         700
                                                ---------   ---------   ---------
                                                    3,719       3,605       3,365
                                                ---------   ---------   ---------
Income before gain from
     sale of property                               2,364       2,308       2,265
   Gain from sale of property                          --          --          13
                                                ---------   ---------   ---------

Net income                                      $   2,364       2,308       2,278
                                                =========   =========   =========

Net income per Unit of limited
   partnership interest (*)                     $ 4.20 to     4.02 to     3.87 to
                                                     5.30        5.23        5.23
                                                =========   =========   =========

(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

                  See accompanying notes to financial statements.

                                   NET 2 L. P.

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      ($000)

                   Years ended December 31, 1997, 1996 and 1995

                                                        General        Limited
                                          Total         Partner        Partners
                                         --------       --------       --------
Partners' capital (deficit)
   at December 31, 1994                  $ 32,802           (357)        33,159

Net income                                  2,278             46          2,232

Cash distributions                         (2,435)           (49)        (2,386)
                                         --------       --------       --------

Partners' capital (deficit)
   at December 31, 1995                    32,645           (360)        33,005

Net income                                  2,308             46          2,262

Cash distributions                         (2,435)           (49)        (2,386)
                                         --------       --------       --------

Partners' capital (deficit)
   at December 31, 1996                    32,518           (363)        32,881

Net income                                  2,364             47          2,317

Cash distributions                         (2,435)           (49)        (2,386)
                                         --------       --------       --------

Partners' capital (deficit)
   at December 31, 1997                  $ 32,447           (365)        32,812
                                         ========       ========       ========

                  See accompanying notes to financial statements.

                                   NET 2 L. P.

                             STATEMENTS OF CASH FLOW
                                      ($000)

                   Years ended December 31, 1997, 1996 and 1995

                                                           1997       1996       1995
                                                          -------    -------    -------
Cash flows from operating activities:
  Net income                                              $ 2,364      2,308      2,278
                                                          -------    -------    -------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                          1,210      1,137      1,165
     Increase in rents receivable                            (238)      (280)      (406)
     Gain on sale of property                                  --         --        (13)
     Decrease in security deposits                             --         --       (187)
     (Increase) decrease in other assets                     (111)       269       (223)
     Increase (decrease) in accrued interest payable           35         (6)        (2)
     Increase in accounts payable and other liabilities       110         16         42
                                                          -------    -------    -------
     Total adjustments                                      1,006      1,136        376
                                                          -------    -------    -------
     Net cash provided by operating activities              3,370      3,444      2,654
                                                          -------    -------    -------

Cash flows from investing activities:
  Proceeds from sale of properties                             --         --        145
  Investments in real estate                               (2,419)        --     (4,166)
                                                          -------    -------    -------
     Net cash used in investing activities                 (2,419)        --     (4,021)
                                                          -------    -------    -------

Cash flows from financing activities:
  Proceeds of mortgage notes payable                           --      2,800         --
  Principal payments on mortgage notes                       (560)      (340)      (273)
  Increase in deferred expenses                                --        (66)        --
  Decrease (increase) in restricted cash                      100        (11)     3,104
  Cash distributions to partners                           (2,435)    (2,435)    (2,435)
                                                          -------    -------    -------
   Net cash (used in) provided by financing activities     (2,895)       (52)       396
                                                          -------    -------    -------

Net (decrease) increase in cash and cash equivalents       (1,944)     3,392       (971)
Cash and cash equivalents at beginning of year              4,125        733      1,704
                                                          -------    -------    -------
Cash and cash equivalents at end of year                  $ 2,181      4,125        733
                                                          =======    =======    =======

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                    $ 1,840      1,574      1,503
                                                          =======    =======    =======

Supplemental disclosure of non-cash investing and financing activities:

On June 6, 1997, in connection with the acquisition of the Westland, Michigan Property, the Partnership assumed approximately $4.7 million of first mortgage financing.

                  See accompanying notes to financial statements.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

1.    The Partnership and Basis of Presentation

      Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988 under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities.

      On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units of limited partnership interests at $100 per Unit with the option to offer an additional 50,000 Units. On July 19, 1990, the Partnership held the final admission of Limited Partners. The Partnership raised a total of $47.742 million (477,417 Units) from 2,396 investors and the offering was terminated.

      Pursuant to the partnership agreement, limited partnership units may be repurchased, beginning in 1990. On March 5, 1990, the Partnership repurchased 250 limited partnership units for $25,000. No additional Units have been repurchased.

      As of December 31, 1997, there were 2,110 investors holding 477,167 limited partnership units.

2.    Summary of Significant Accounting Policies

      The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting purposes.

      Real estate is carried at cost less accumulated depreciation. Acquisition fees incurred in connection with the properties acquired have been capitalized as a cost of the property. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the properties. The Partnership depreciates buildings over a 40-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

      On January 1, 1996, the Partnership adopted the provisions of SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell. Adoption of this Statement in 1996 and its application in 1997 did not have any impact on the Partnership's financial position or results of operations.

                                                                     (Continued)

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

2.,   Continued

      The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1997 and 1996, rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

      For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $2.18 million and $4.098 million of money market instruments at December 31, 1997 and 1996, respectively.

      Deferred expenses are comprised of loan fees which are amortized using the straight-line method over the term of the loan.

      The Partnership uses the accrual basis of accounting for Federal income tax purposes. No provision for income taxes has been made as the liability for any such taxes is that of the partners rather than the Partnership.

      Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for each of the years ended December 31, 1997, 1996 and 1995.

      Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" is effective for periods ending December 15, 1997. Application of SFAS 128 had no effect on the Partnership's net income per unit for 1997, 1996 and 1995.

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

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 1997 totaled $21.331 million ($43.46 to $45.40 per Unit, per close). On January 31, 1998, the cumulative preferred return that was unpaid at December 31, 1997 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1997 totaling $596,459 ($1.25 per unit). The General Partner received a cash distribution of $12,173 on February 11, 1998.

      Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1997 were $5.00.

      The Partnership Agreement was restated and amended on June 13, 1994, which enables the Partnership to make additional real estate investments.


                                                                     (Continued)

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

3.,   Continued

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

4.    Investments in Real Estate

      Following is a detailed schedule of the Partnership's real estate, including a property held for sale, and lease terms at December 31, 1997:

                                                                      Annualized
                                                                      Acquisition  Base Rent at
      Date of                                                            Cost        12-31-97    Lease(s)   Square
      Acquisition           Tenant                  Location           ($000's)      ($000's)    Expires     Feet
      -----------  ------------------------   --------------------    -----------  ------------  --------   ------
      02-28-89     Tranzonic Companies        Highland Heights, OH    $   5,823    $    677      03-09     94,660
      02-28-89     Tranzonic Companies        Tempe, AZ                   1,547         180      03-09     49,950
      1989         Total Petroleum, Inc.      Various (13)                9,106         757      05-11     83,600
      03-05-90     Everest & Jennings         Earth City, MO              4,377         279      05-02    147,000
      03-30-90     Art Institute of Seattle   Seattle, WA                 8,483       1,115      06-05     71,600
      06-19-90     Diamond Shamrock Corp.     El Paso, TX                   474          61      06-10      3,200
      06-19-90     National Convenience
                      Store                   Various (13)                4,367         492      12-12     33,800
      09-14-90     Ameritech Services Inc.    Columbus, OH                2,450         245      08-05     20,000
      09-28-90     RCS of Tucson              Tucson, AZ                  1,681         300      09-10     28,600
      06-22-94     Kohl's Dept. Stores        Eau Claire, WI              4,187         435      06-14     76,200
      12-23-94     A-Copy, Inc.               Milford, CT                 2,949         351      12-04     27,360
      09-21-95     Duracraft Corp.            Southborough, MA            4,166         412      09-15     57,700
      06-06-97     Wal-Mart Stores, Inc.      Westland, MI                7,904         753      01-09    102,800
                                                                       --------     -------               -------
                                                                       $ 57,514     $ 6,057               796,470
                                                                       ========     =======               =======

     On December 29, 1997, the Partnership entered into an agreement to sell one of the thirteen Total Petroleum Properties for $600,000. The property is located in Sandusky, Michigan and has a net book value of approximately $600,000, including rent receivable, as of December 31, 1997.

                                                                     (Continued)

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

4.,   Continued

      The following unaudited pro forma operating information for the years ended December 31, 1997 and 1996, were prepared as if the acquisition of the Westland, Michigan Property had been consummated as of January 1, 1996 and was carried forward through December 31, 1996 and 1997. The information provided does not purport to be indicative of what the operating results of the Partnership would have been had the acquisition been consummated on the date assumed. The pro forma amounts ($000) follow:

                                     Unaudited Pro Forma  Unaudited Pro Forma
                                         Year ended           Year ended
                                      December 31, 1997    December 31, 1996
                                     -------------------  -------------------
      Revenues                          $        6,407       $        6,666
      Net income                        $        2,486       $        2,504
      Net income per Unit of
        partnership interest            $4.42 to $5.58       $4.36 to $5.68
                                        ==============       ==============

      The Partnership has been incurring costs relating to environmental investigation and remediation related to the Total Petroleum properties. If the cost exceeds $10,000 for any one property, the Partnership applies for reimbursements in excess of $10,000 to the Michigan Underground Storage Tank Financial Assurance Fund ("MUSTFA"). All claims are subject to approval by MUSTFA. These costs are not expected to have a material impact on the financial position or results of operations of the Partnership. The Partnership has received partial reimbursement of such costs.

5.    Mortgage Notes Payable

      In 1994, the Partnership obtained financing secured by a $12 million mortgage note with interest payable at the London Interbank Offered Rate (the "LIBOR Rate") plus 4.5% per annum, as published in the Wall Street Journal, in effect on the first business day of each month. The interest rate at December 31, 1997 was 10.47%. Principal payments due monthly over the 5-year primary term are based on a 20-year, 9.5% amortization schedule. The note matures on May 30, 1999, at which time the Partnership has the option to extend the term pursuant to certain conditions in the mortgage note.

      The mortgage note is secured by mortgages on thirty-three of the thirty-six properties and by a negative declaration by the Partnership that the Properties owned will not be mortgaged to secure any other indebtedness. If the appraised value of the collateral falls below certain specified levels, the Partnership will be required to provide additional security or to prepay a portion of the loan. The mortgage note is recourse to the Partnership but not to its Limited or General Partners. The loan may be prepaid, subject to certain prepayment penalties, as defined.

                                                                     (Continued)

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

5.,   Continued

      In 1994, the Partnership acquired a retail facility located in Eau Claire, Wisconsin with part of the purchase price being financed by a first mortgage loan in the amount of $3.12 million. The loan has a 20-year term with an interest rate of 8% per annum. Monthly payments of principal and interest, which are sufficient to fully amortize the loan by maturity, are required.

      On April 2, 1996, the Partnership received financing secured by a $2.8 million mortgage note on the Southborough, Massachusetts Property. The note has a 232-month term with an interest rate of 7.5 % per annum. Monthly payments of principal and interest in the amount of $23,000, sufficient to fully amortize the loan by maturity, are due on the first day of each month commencing on June 1, 1996. The note may be prepaid at any time subject to certain prepayment penalties, as defined.

      On June 6, 1997, the Partnership acquired the Westland, Michigan Property for approximately $7.12 million by a cash payment and by an assumption of an existing note with a principal balance of $4.712 million. The note bears interest at a stated rate of 10.5% per annum, with a monthly debt service payment of principal and interest in the amount of $57,000 to fully amortize the note by September 1, 2009. The purchase of the Westland Property has been recorded in the financial statements at the total of the cash paid plus the fair value of the mortgage liability assumed. The fair value of the mortgage loan was determined, using an imputed interest rate of 7.5%, to be $5.484 million.

      Principal paydowns of the mortgage notes payable for the succeeding five years are as follows ($000):

                   Year ending December 31            Amounts
                   -----------------------            -------
                            1998                      $   729
                            1999                       11,454
                            2000                          531
                            2001                          573
                            2002                          618
                                                      =======

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

6.    Leases

      Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1997, are as follows ($000):


                   Year Ending December 31           Amounts
                   -----------------------           -------
                            1998                    $  6,103
                            1999                       6,186
                            2000                       6,259
                            2001                       6,311
                            2002                       6,233
                          2003-2007                   26,393
                          2008-2012                   14,569
                          2013-2015                    1,836
                                                    --------
                                                    $ 73,890
                                                    ========

     The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

     Each of the following properties accounted for 10% or more of consolidated rental revenues for the years ended December 31,:

                  Property              1997     1996     1995
                  --------              ----     ----     ----
                  Tranzonic (*)          14%      15%      16%
                  Total Petroleum (**)   14%      16%      21%
                  Seattle, Washington    19%      20%      19%
                  NCS (***)              11%      13%      11%

      * These properties consist of two office/warehouse facilities, one in Ohio and one in Arizona.

     ** These properties consist of thirteen retail stores.

    *** These properties consist of thirteen retail stores.

    At December 31, 1997, the Tranzonic Properties accounted for 11%, the Total Petroleum Properties accounted for 14%, the Seattle, Washington Property accounted for 12% and the Westland, Michigan Property accounted for 14% of total assets.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

7.    Related Parties

      Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1997, 1996 and 1995, management fees totaled $57,000, $52,000 and $47,000, respectively.

      Two officers of affiliates of the General Partner received acquisition fees totaling $70,500 for the year ended December 31, 1997 and $41,000 for the year ended December 31, 1995.

      Beginning in October 1996, Lexington Corporate Properties Trust has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1997 and 1996, such reimbursements totaled $170,000 and $109,000, respectively.

                                                                    Schedule III

                                   NET 2 L. P.
                    Real Estate and Accumulated Depreciation
                        December 31, 1997, 1996, and 1995
         Initial cost to Partnership and gross amount at which carried at end of period (A)
                                     ($000)




                                                                  Building &                  Accumulated              Date
Description                          Encumbrances      Land      Improvements  Total (C)    Depreciation (D)         Acquired
-----------                          ------------      ----      ------------  ---------    ----------------   ------------------
Office/Industrial (E)(F)            $     2,006 (B)      732         6,638       7,370           1,473           February, June
                                                                                                                   & July 1989
Retail, Michigan (G)                      2,479 (B)    2,017         6,563       8,580           1,451             August 1989
Industrial, Earth City, Missouri          1,192 (B)      652         3,725       4,377             923            March 5, 1990
Office/School, Seattle, Washington        2,310 (B)                  8,483       8,483           1,652           March 30, 1990
Retail stores, Texas (H)                  1,318 (B)    3,199         1,642       4,841             411            June 19, 1990
Industrial, Columbus, Ohio                  667 (B)      505         1,945       2,450             355         September 14, 1990
Office, Tucson, Arizona                     458 (B)      402         1,279       1,681             233         September 28, 1990
Retail, Eau Claire, WI                    2,865          815         3,372       4,187             297            June 22, 1994
Office, Milford, CT                         803 (B)      630         2,319       2,949             175          December 23, 1994
Office, Southborough, MA                  2,685          400         3,766       4,166             216         September 21, 1995
Retail, Westland, Michigan                5,323        2,000         5,904       7,904              80            June 6, 1997
                                    -----------       ------        ------      ------           -----
                                    $    22,106       11,352        45,636      56,988           7,266
                                    ===========       ======        ======      ======           =====

                                                       Life on which
                                                        depreciation
                                                      in latest income
                                        Date            statements
Description                          Constructed        is computed
-----------                          -----------        -----------
Office/Industrial (E)(F)                 (F)             40 years

Retail, Michigan (G)                   various           40 years
Industrial, Earth City, Missouri        1985             40 years
Office/School, Seattle, Washington      1985             40 years
Retail stores, Texas (H)               various           40 years
Industrial, Columbus, Ohio              1989             40 years
Office, Tucson, Arizona                 1988             40 years
Retail, Eau Claire, WI               1993 & 1994         40 years
Office, Milford, CT                     1994             40 years
Office, Southborough, MA                1984             40 years
Retail, Westland, Michigan              1987             40 years

----------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 1997 for Federal income tax purposes was $51,278.

(B)   The mortgage note is allocated based on the cost of the real estate.


(C)   Reconciliation of real estate owned:

                                                            1997        1996        1995
                                                          --------    --------    --------
                Balance at beginning of year              $ 49,610    $ 49,893    $ 45,727
                Additions during year                        7,904          --       4,166
                Property held for sale                        (526)         --          --
                Write-off of fully depreciated property         --        (283)         --
                                                          --------    --------    --------
                Balance at end of year                    $ 56,988    $ 49,610    $ 49,893
                                                          ========    ========    ========

(D)   Reconciliation of accumulated depreciation:

                Balance at beginning of year              $  6,192    $  5,481    $  4,487
                Write-off of accumulated depreciation           --        (283)         --
                Depreciation expense                         1,074         994         994
                                                          --------    --------    --------
                Balance at end of year                    $  7,266    $  6,192    $  5,481
                                                          ========    ========    ========

(E) These properties consist of two office/warehouse facilities, one in Ohio and one in Arizona.

(F)   The Ohio property was constructed in 1968, the Arizona property in 1981.

(G)   These properties consist of 13 retail stores.

(H)   These properties consist of 13 retail stores.

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

The LCP Group, L. P. ("LCP") has granted Lexington Corporate Properties Trust, whose chairman is chairman of the General Partner, an option to acquire the general partnership interest currently owned by LCP in the Partnership. The option is exercisable at any time.

The directors and executive officers of Lepercq Net 2 Inc. are as follows:

                     Name                       Position
                     ----                       --------
               E. Robert Roskind          President and Secretary
               Denise E. DeBaun           Vice President
               David J. Walsh             Vice President and Treasurer
               Dianne R. Smith            Assistant Secretary

Certain biographical information relating to the directors and executive officers of Lepercq Net 2 Inc. is set forth below.

E. Robert Roskind, age 53, has been associated with LCP since 1973 and has been Chairman of LCP since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties Trust, a Real Estate Investment Trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp Government Income Trust I and Krupp Government Income Trust II.

Denise E. DeBaun, age 47, has been associated with LCP since 1981. She was a member of the marketing department from 1986 to 1990. She also serves as an Administrative Assistant of Lexington Corporate Properties Trust, a Real Estate Investment Trust traded on the New York Stock Exchange. Ms. DeBaun is a graduate of Hunter College of the City University of New York.

David J. Walsh, age 31, has been associated with LCP since 1993. He has served as Senior Vice President of LCP since January 1997 and as Director of Acquisitions since June 1993. Prior to joining LCP, Mr. Wash was associated with Glaxo Inc., a Fortune 500 pharmaceutical company, as a Pharmaceutical Sales Representative. Mr. Walsh received his bachelor's degree from Western New England College in 1989.

Dianne R. Smith, age 51, has been associated with LCP since 1988 as their Paralegal. Ms. Smith also serves as the Paralegal to Lexington Corporate Properties Trust, a Real Estate Investment Trust traded in the New York Stock Exchange. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

ITEM 11. EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $49,000 were made to the General Partner in 1997.

The directors and executive officers of Lepercq Net 2 Inc. received no remuneration from the Partnership.

The General Partner and its affiliates were paid certain fees and commissions and reimbursed for certain expenses.

Information concerning the cash distributions to the General Partner, and fees, commissions and reimbursements paid to it or its affiliates, is contained in the Statements of Changes in Partners' Capital (Deficit) and in Notes 3 and 7 of Notes to Financial Statements in Item 8 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

(b) None of the directors and executive officers of Lepercq Net 2 Inc. owns any Units as of December 31, 1997.

(c) Lexington Corporate Properties Trust, an affiliate of the General Partner, owns 3,343 units as of December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). Such fees totaled $57,000, $52,000 and $47,000, in 1997, 1996 and 1995, respectively.

Two officers of affiliates of the General Partner received acquisition fees totaling $70,500 for the year ended December 31, 1997 and $41,000 for the year ended December 31, 1995.

Beginning in October 1996, Lexington Corporate Properties Trust has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1997 and 1996, such reimbursements totaled $170,000 and $109,000, respectively.

Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 8, 10 and 11 above.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

            (10)  Material contracts.

                  (i) Lease Agreements for the Tranzonic Properties dated February 27, 1989.(1)

                  (ii) Sale-Purchase Agreement and Assignment of Purchase Agreement for the Tranzonic Property (Arizona Property) dated February 8, 1989 and February 28, 1989, respectively.(2)

                  (iii) Sale-Purchase Agreement for the Tranzonic Property (Ohio Property) dated February 27, 1989.(2)

                  (iv) Closing Loan Agreement with Dollar Dry Dock Savings Bank.(2)

                  (v) Sale-Purchase Agreement for the Initial Michigan Properties dated June 29, 1989.(3)

                  (vi) Sale-Purchase Agreement for the Additional Michigan Properties dated July 31, 1989.(3)

                  (vii) Sale-Purchase Agreement for the Final Michigan Properties dated August 31, 1989.(3)

                  (viii) Lease agreements for the Initial Michigan Properties dated June 29, 1989.(3)

                         a.  Genessee, Store #44.
                         b.  Mount Pleasant, Store #54.
                         c.  Sandusky, Store #56.

                  (ix) Lease agreements for the Additional Michigan Properties dated July 31, 1989.(3)

                         a.  Adrian, Store #38.
                         b.  Bay City, Store #35.
                         c.  Saginaw, Store #19.

                  (x) Lease agreements for the Final Michigan Properties dated August 31, 1989.(3)

                         a.  Auburn, Store #48.
                         b.  Benton Harbor, Store #53.
                         c.  Flint, Store #5.
                         d.  Grand Blanc, Store #46.
                         e.  Owosso, Store #15.
                         f.  Saginaw, Store #49.
                         g.  Swartz Creek, Store #33.

                  (xi) Sale-Purchase agreement for the Oregon Property dated November 16, 1989.(3)

                  (xii) Lease agreement for the Oregon Property dated November 16, 1989.(3)

                  (xiii) Lease Agreement for the Missouri Property dated March
                         5, 1990.(4)

                  (xiv) Purchase Agreement for the Missouri Property dated March 5, 1990.(4)

                  (xv) Lease Agreement for the Washington Property dated March 30, 1990.(4)

                  (xvi) Agreement of Sale for the Washington Property dated March 30, 1990.(4)

                  (xvii) Lease Agreements for the Texas Properties dated June
                         19, 1990.(4)

                         a.  Irving, Store #311.
                         b.  El Paso, Store #1120.
                         c.  San Antonio, Store #2115.
                         d.  San Antonio, Store #3200.
                         e.  San Antonio, Store #3201.
                         f.  San Antonio, Store #3207.
                         g.  San Antonio, Store #3213.
                         h.  San Antonio, Store #3225.
                         i.  San Antonio, Store #3234.
                         j.  San Antonio, Store #3235.
                         k.  San Antonio, Store #3244.
                         l.  San Antonio, Store #3245.
                         m.  San Antonio, Store #3250.
                         n.  San Antonio, Store #3253.
                         o.  San Antonio, Store #3255.
                         p.  San Antonio, Store #3277.

                 (xviii) Agreement of Sale and Purchase for the Texas
                         Properties dated May 16, 1990.(4)

                 (xix)   Lease for the Ohio Property dated February 20, 1990.(4)

                  (xx) Purchase Agreement for the Ohio Property dated July 31, 1990.(4)

                  (xxi) Lease Agreement for the Arizona Property dated September 28, 1990.(4)

                  (xxii) Purchase Agreement for the Arizona Property dated September 28, 1990.(4)

                  (xxiii) Loan Modification Agreement with Dollar Dry Dock
                          Savings Bank dated September 28, 1990.(4)

                  (xxiv) Lease Agreement with Total Petroleum, Inc. for the Michigan Properties dated June 1, 1991.(5)

                          a.  Adrian, Action Auto Store #38.
                          b.  Auburn, Action Auto Store #48.
                          c.  Bay City,  Action Auto Store #35.
                          d.  Benton Harbor,  Action Auto Store #53.
                          e.  Flint, Action Auto Store #5.
                          f.  Genessee, Action Auto Store #44.
                          g.  Grand Blanc, Action Auto Store #46.
                          h.  Mount Pleasant, Action Auto Store #54.
                          i.  Owosso, Action Auto Store #15.
                          j.  Saginaw, Action Auto Store #19.
                          k.  Saginaw, Action Auto Store #49.
                          l.  Sandusky, Action Auto Store #56.
                          m.  Swartz Creek, Action Auto Store #33.

                  (xxv) Lease Agreement with Everest & Jennings, Inc. for the Missouri Property dated March 19, 1993.(6)

                  (xxvi) Purchase Agreement for Westland, Michigan Property dated April 21, 1997.

         (28) Additional exhibits.

                  (i) Appraisals for the Tranzonic Properties dated February 2, 1989 (Ohio Property) and December 23, 1988 (Arizona Property).

                  (ii)    Appraisals for the Michigan Properties.

                          a.  Adrian, Action Auto Store #38.
                          b.  Auburn, Action Auto Store #48.
                          c.  Bay City,  Action Auto Store #35.
                          d.  Benton Harbor,  Action Auto Store #53.
                          e.  Flint, Action Auto Store #5.
                          f.  Genessee, Action Auto Store #44.
                          g.  Grand Blanc, Action Auto Store #46.
                          h.  Mount Pleasant, Action Auto Store #54.
                          i.  Owosso, Action Auto Store #15.
                          j.  Saginaw, Action Auto Store #19.
                          k.  Saginaw, Action Auto Store #49.
                          l.  Sandusky, Action Auto Store #56.
                          m.  Swartz Creek, Action Auto Store #33.

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

                  (v)    Appraisal for the Washington Property dated May 26,
                         1986.

                  (vi)   Appraisals for the Texas Properties dated June 15,
                         1990.

                  (vii)  Appraisals for the Ohio Property dated June 19, 1990.

                  (viii) Appraisal for the Arizona Property dated November 1
                         1989.

(b)   Reports on Form 8-K filed in the fourth quarter of 1997.

      None

(c)   Exhibits.  See (a)3 above.

      Exhibit No. 27    Financial Data Schedule.

(d) Financial Statement schedules excluded from the Annual Report to Unit holders.

      None.

----------
(1) Filed with the Partnership's Form 10-Q for the quarter ended March 31, 1989. These documents are incorporated herein by reference.

(2) Filed with the Partnership's Form 10-Q for the quarter ended June 30, 1989. These documents are incorporated herein by reference.

(3) Filed with the Partnership's Form 10-Q for the quarter ended September 30, 1989. These documents are incorporated herein by reference.

(4) Filed with the Partnership's Form 10-K for the year ended December 31, 1990. These documents are incorporated herein by reference.

(5) Filed with Partnership's Form 10-K for the year ended December 31, 1991. These documents are incorporated herein by reference.

(6) Filed with Partnership's Form 10-K for the year ended December 31, 1993. These documents are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


NET 2 L. P.

By:  Lepercq Net 2 L. P.,
     its general partner

By:  Lepercq Net 2 Inc.,
     its general partner


By: /s/ E. Robert Roskind           By: /s/ E. Robert Roskind
   ----------------------------        ----------------------------------------
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


           Signature                                       Title
           ---------                                       -----

 /s/ E. Robert Roskind
-------------------------------                    President and Secretary
     E. Robert Roskind

 /s/ Denise E. DeBaun
-------------------------------                    Vice President
     Denise E. DeBaun

 /s/ David J. Walsh
-------------------------------                    Vice President and Treasurer
     David J. Walsh

 /s/ Dianne R. Smith
-------------------------------                    Assistant Secretary
     Dianne R. Smith


Date: March 24, 1998