Form 10-Q
period 1998-03-31
NET 2 L P
filed 1998-05-13
CIK 843756

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 1998

                                       or

[ ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934

For the Transition period from                   to
                               -----------------    ----------------

Commission File Number 33-25984
                       --------

                                   NET 2 L. P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    13-3497738
----------------------------------------            ---------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

c/o Lexington Corporate Properties Trust
       355 Lexington Avenue
           New York,  NY                                    10017
----------------------------------------            ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (212) 692-7200
                                                      ------------------

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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   NET 2 L. P.

                                 BALANCE SHEETS
                                     ($000)

                March 31, 1998 (Unaudited) and December 31, 1997


                                     ASSETS

                                                      March 31,     December 31,
                                                        1998            1997
                                                      --------        --------
Real estate, at cost                                  $ 56,988        $ 56,988
   Less:  accumulated depreciation                       7,548           7,266
                                                      --------        --------
                                                        49,440          49,722

Property held for sale                                     526             526
Cash and cash equivalents                                2,439           2,181
Deferred expenses (net of accumulated
   amortization of $514 and $480
   in 1998 and 1997, respectively)                         343             377
Rent receivable                                          2,105           2,054
Other assets                                               121             141
                                                      --------        --------

                                                      $ 54,974        $ 55,001
                                                      ========        ========
                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                $ 21,926        $ 22,106
Accrued interest payable                                   131             135
Accounts payable and other liabilities                     397             313
                                                      --------        --------
                                                        22,454          22,554
                                                      --------        --------
Partners' capital (deficit):
   General Partner                                        (363)           (365)
   Limited Partners ($100 per Unit,
      500,000 Units authorized, 477,167
      Units issued and outstanding)                     32,883          32,812
                                                      --------        --------
         Total partners' capital                        32,520          32,447
                                                      --------        --------

                                                      $ 54,974        $ 55,001
                                                      ========        ========


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                              STATEMENTS OF INCOME
                         ($000 except per unit amounts)

                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                             Quarter Ended   Quarter Ended
                                                March 31,       March 31,
                                                  1998            1997
                                                 ------          ------
Revenues:

      Rental                                     $1,584          $1,362
      Interest and other                             28              49
                                                 ------          ------

                                                  1,612           1,411
                                                 ------          ------

Expenses:

      Interest                                      491             396
      Depreciation                                  282             248
      Amortization of deferred expenses              34              34
      General, administrative, and other            123             142
                                                 ------          ------

                                                    930             820
                                                 ------          ------

Net income                                       $  682          $  591
                                                 ======          ======

Net income per Unit of limited
      partnership interest                       $ 1.40          $ 1.21
                                                 ======          ======


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                            STATEMENTS OF CASH FLOWS
                                     ($000)

                     Quarters ended March 31, 1998 and 1997
                                   (Unaudited)


                                                   Quarter Ended   Quarter Ended
                                                      March 31,       March 31,
                                                         1998            1997
                                                       -------         -------
Cash flows from operating activities:

   Net income                                          $   682         $   591
                                                       -------         -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                         316             282
     Other, net                                             49              79
                                                       -------         -------
     Total adjustments                                     365             361
                                                       -------         -------
   Net cash provided by operating activities             1,047             952
                                                       -------         -------

Cash flows from financing activities:
   Decrease in restricted cash                              --             100
   Principal payments on mortgage notes                   (180)           (100)
   Cash distributions to partners                         (609)           (609)
                                                       -------         -------

   Net cash used in financing activities                  (789)           (609)
                                                       -------         -------

Net increase in cash and cash equivalents                  258             343

Cash and cash equivalents at beginning of period         2,181           4,125
                                                       -------         -------

Cash and cash equivalents at end of period             $ 2,439         $ 4,468
                                                       =======         =======


Supplemental cash flow information:
Cash paid during the period for interest               $   495         $   398
                                                       =======         =======


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


1.    The Partnership and Basis of Presentation

      Net 2 L. P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities.

      As of March 31, 1998, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,100 limited partners.

      The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Summary of Significant Accounting Policies

      The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At March 31, 1998, rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

      For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $2.39 million of money market instruments at March 31, 1998.

      Net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for the quarters ended March 31, 1998 and 1997.

      Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" is effective for periods ending December 15, 1997. Application of SFAS 128 had no effect on the Partnership's net income per unit for the quarters ended March 31, 1998 and 1997.

      In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The adoption of SFAS 130 and 131 on January 1, 1998 had no effect on the financial statements of the Partnership.

                                   NET 2 L. P.

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

      Certain amounts included in the prior years' financial statements have been reclassified to conform with the current years' presentation.

3.    The Partnership Agreement

      For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 1998 totaled $22.047 million ($44.96 to $46.90 per Unit, per close). On April 30, 1998, the cumulative preferred return that was unpaid at March 31, 1998 was reduced by a cash distribution to the Limited Partners for the quarter ended March 31, 1998 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on April 30, 1998.

4.    Mortgage Notes Payable

      Principal paydowns of the mortgage notes payable for the succeeding five years, (excluding $600,000 debt repayment made with the proceeds from the sale of the property located in Sandusky, Michigan, which was repaid subsequent to March 31, 1998) are as follows ($000):

                         Year Ending
                        December 31,           Amounts
                        ------------           -------
                       1998 (9 months)      $      548
                            1999                10,855
                            2000                   531
                            2001                   573
                            2002                   618
                            2003                   667
                                            ==========

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS


5.    Leases

      Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of March 31, 1998, (excluding the property located in Sandusky, Michigan which was sold subsequent to March 31, 1998) are as follows ($000):

                         Year Ending
                        December 31,          Amount
                       ---------------      ----------
                       1998 (9 months)      $    4,573
                            1999                 6,129
                            2000                 6,201
                            2001                 6,251
                            2002                 6,171
                            2003                 6,009
                          2004-2008             24,570
                          2009-2013             10,662
                          2014-2015                955
                                            ----------
                                            $   71,521
                                            ==========

      The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.    Related Party Transactions

      Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the quarters ended March 31, 1998 and 1997, property management fees of $15,000 and $13,000, respectively had been incurred.

7.    Subsequent Events

      On April 13, 1998, the Partnership sold a property located in Sandusky, Michigan for $600,000 in cash. The proceeds from the sale were used to repay part of the mortgage debt.

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

The unpaid cumulative preferred return at March 31, 1998 totaled $22.047 million ($44.96 to $46.90 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the first quarter 1998 distribution paid in April 1998.

On April 13, 1998, the Partnership sold a property located in Sandusky, Michigan for $600,000 in cash. The proceeds from the sale were used to repay part of the mortgage debt.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.


Results of Operations ($000)

                                     Quarters ended       Increase (Decrease)
                                        March 31,       Quarter ended March 31,
                                     1998       1997           1998-1997
                                     ----       ----        --------------
Total revenues                     $1,612     $1,411            $  201
                                   ------     ------            ------

Total expenses
   Interest                           491        396                95
   Depreciation                       282        248                34
   Amortization                        34         34                --
   General & administrative           123        142               (19)
                                   ------     ------            ------
                                      930        820               110
                                   ------     ------            ------

Net income                         $  682     $  591            $   91
                                   ======     ======            ======

The changes in results of operations with respect to revenues, interest and depreciation for the quarter ended March 31, 1998 are primarily attributed to the operations of the real property investment acquired in the second quarter of 1997.

General and administrative expenses decreased in the quarter ended March 31, 1998, due to lower property operating expenses.

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

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.
                  Exhibit No.       Exhibit
                  -----------       -------

                      27            Financial Data Schedule

            (b) Reports on form 8-K filed during the first quarter ended March 31, 1998.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NET 2 L. P.

                                          By: Lepercq Net 2 L. P.
                                              its general partner

                                          By: Lepercq Net 2 Inc.
                                              its general partner

Date:  May 13, 1998                       By: /s/ E. ROBERT ROSKIND
     ---------------------                   ----------------------------------
                                             E. Robert Roskind
                                             President