Form 10-Q
period 1998-06-30
NET 2 L P
filed 1998-08-13
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition period from _______________ to ______________
      Commission File Number 33-25984
                             ---------

                                   NET 2 L. P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                            13-3497738
            --------                                            ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

c/o Lexington Corporate Properties Trust
           355 Lexington Avenue
               New York,  NY                                       10017
 ----------------------------------------                        ----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (212) 692-7200
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

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                                   NET 2 L. P.

                                 BALANCE SHEETS
                                     ($000)

                 June 30, 1998 (Unaudited) and December 31, 1997


                                    ASSETS
                                    ------
                                                            June 30,     December 31,
                                                              1998           1997
                                                            --------     ------------
Real estate, at cost                                        $ 56,882       $ 56,882
Less:  accumulated depreciation                                7,724          7,160
                                                            --------       --------
                                                              49,158         49,722

Property held for sale                                          --              526
Cash and cash equivalents                                      2,504          2,181
Deferred expenses (net of accumulated amortization of
     $548 and $480 in 1998 and 1997, respectively)               309            377
Rent receivable                                                2,069          2,054
Other assets                                                     252            141
                                                            --------       --------

                                                            $ 54,292       $ 55,001
                                                            ========       ========


                      LIABILITIES AND PARTNERS' CAPITAL
                      ---------------------------------

Mortgage notes payable                                      $ 21,149       $ 22,106
Accrued interest payable                                         121            135
Accounts payable and other liabilities                           361            313
                                                            --------       --------
                                                              21,631         22,554
                                                            --------       --------

Partners' capital (deficit):
     General Partner                                            (360)          (365)
     Limited Partners ($100 per Unit,
     500,000 Units authorized, 477,167
     Units issued and outstanding)                            33,021         32,812
                                                            --------       --------

     Total partners' capital                                  32,661         32,447
                                                            --------       --------

                                                            $ 54,292       $ 55,001
                                                            ========       ========


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                              STATEMENTS OF INCOME
                                     ($000)

                    Quarters Ended June 30, 1998 and 1997 and
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                               Six Months      Six Months
                                             Quarter Ended   Quarter Ended       Ended           Ended
                                                June 30,        June 30,        June 30,        June 30,
                                                  1998            1997            1998            1997
                                             -------------   -------------     ----------      ----------
Revenues:

     Rental                                      $1,673          $1,425          $3,257          $2,787
     Interest and other                              36              42              64              91
                                                 ------          ------          ------          ------
                                                  1,709           1,467           3,321           2,878
                                                 ------          ------          ------          ------

Expenses:

     Interest expense                               476             437             967             833
     Depreciation                                   282             255             564             503
     Amortization of deferred expenses               34              34              68              68
     General, administrative and other              169             199             292             341
                                                 ------          ------          ------          ------
                                                    961             925           1,891           1,745
                                                 ------          ------          ------          ------

Net income                                       $  748          $  542          $1,430          $1,133
                                                 ======          ======          ======          ======


Net income per Unit of limited
     partnership interest                        $ 1.54          $ 1.12          $ 2.94          $ 2.33
                                                 ======          ======          ======          ======


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                              Six Months        Six Months
                                                                 Ended             Ended
                                                             June 30, 1998     June 30, 1997
                                                             -------------     -------------
Cash flows from operating activities:
   Net income                                                   $ 1,430           $ 1,133
                                                                -------           -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                  632               571
     Loss on sale of property                                        11              --
     Increase in rent receivable                                    (99)             (128)
     Other, net                                                     (77)               17
                                                                -------           -------
     Total adjustments                                              467               460
                                                                -------           -------

   Net cash provided by operating activities                      1,897             1,593
                                                                -------           -------

Cash flows from investing activities:
   Proceeds from sale of property                                   600              --
   Acquisition of Westland, Michigan Property,
     net of mortgage liability assumed                             --              (2,419)
                                                                -------           -------
   Net cash provided by (used in) investing activities              600            (2,419)
                                                                -------           -------

Cash flows from financing activities:
   Principal payments on mortgage notes                            (957)             (219)
   Decrease in restricted cash                                     --                 100
   Cash distributions to partners                                (1,217)           (1,217)
                                                                -------           -------
   Net cash (used in) provided by financing activities           (2,174)           (1,336)
                                                                -------           -------

Net increase (decrease) in cash and cash equivalents                323            (2,162)

Cash and cash equivalents at beginning of period                  2,181             4,125
                                                                -------           -------

Cash and cash equivalents at end of period                      $ 2,504           $ 1,963
                                                                =======           =======


Supplemental disclosure of cash flow information:
   Cash payments for interest                                   $   712           $   836
                                                                =======           =======


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS


                                  June 30, 1998
                                   (Unaudited)



1.       The Partnership and Basis of Presentation
         -----------------------------------------

         Net 2 L. P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of June 30, 1998, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,100 limited partners.

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

2.       Summary of Significant Accounting Policies
         ------------------------------------------

         Net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for all the periods presented.

         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current years' presentation.

3.       The Partnership Agreement
         -------------------------

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS


3.       Continued
         ---------

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at June 30, 1998 totaled $22.763 million ($46.46 to $48.40 per Unit, per close). On July 31, 1998, the cumulative preferred return that was unpaid at June 30, 1998 was reduced by a cash distribution to the Limited Partners for the quarter ended June 30, 1998 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on July 31, 1998.

4.       Related Party Transactions
         --------------------------

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the six months ended June 30, 1998 and 1997, property management fees of $31,000 and $27,000, respectively had been incurred.

5.       Sale of Property
         ----------------

         On April 13, 1998, the Parthership sold a property located in Sandusky, Michigan for $600,000 in cash. The net proceeds from the sale were used to repay part of the mortgage debt. The Partnership incurred a loss of $11,000 from the sale, which is included in general, administrative and other expense in the accompanying Statements of Income.

6.       Subsequent Events
         -----------------

         On July 24, 1998, the Partnership acquired two properties located in Canton, Ohio ("Canton Property"), and Spartanburg, South Carolina ("Spartanburg Property") for an aggregate purchase price of $9.525 million. Total acquisition cost for Canton Property and Spartanburg Property was satisfied by two first mortgage notes for approximately $3.643 million and $3.025 million, respectively, and the remaining balance in cash.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Liquidity and Capital Resources
-------------------------------

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

The unpaid cumulative preferred return at June 30, 1998 totaled $22.763 million ($46.46 to $48.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the second quarter 1998 distribution paid in July 1998.

On April 13, 1998, the Partnership sold a property located in Sandusky, Michigan for $600,000 in cash. The net proceeds from the sale were used to repay part of the mortgage debt. The Partnership incurred a loss of $11,000 from the sale.

On July 24, 1998, the Partnership acquired two properties located in Canton, Ohio ("Canton Property"), and Spartanburg, South Carolina ("Spartanburg Property") for an aggregate purchase price of $9.525 million. Total acquisition cost for Canton Property and Spartanburg Property was satisfied by two first mortgage notes for approximately $3.643 million and $3.025 million, respectively, and the remaining balance in cash.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Impact of Year 2000
-------------------

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

Results of Operations ($000)
----------------------------

                                                                                                    Increase (Decrease)
                                                                                              -------------------------------
                                         Quarters                       Six months               Quarters        Six months
                                       ended June 30,                  ended June 30,         ended June 30,   ended June 30,
                                   1998            1997            1998            1997            1998             1997
                                  ------          ------          ------          ------      --------------   --------------
Total revenues                    $1,709          $1,467          $3,321          $2,878          $  242           $  443
                                  ------          ------          ------          ------          ------           ------

Total expenses
 Interest                            476             437             967             833              39              134
 Depreciation                        282             255             564             503              27               61
 Amortization                         34              34              68              68            --               --
 General, administrative
  and other                          169             199             292             341             (30)             (49)
                                  ------          ------          ------          ------          ------           ------
                                     961             925           1,891           1,745              36              146
                                  ------          ------          ------          ------          ------           ------

Net income                        $  748          $  542          $1,430          $1,133          $  206           $  297
                                  ======          ======          ======          ======          ======           ======


The changes in results of operations with respect to revenues, interest and depreciation for the quarter ended June 30, 1998 are primarily attributed to the operations of real property investment acquired in the second quarter of 1997.

General and administrative expenses decreased in the quarter ended June 30, 1998, due to lower property operating expenses.

Accounting Standards Issued but not yet Adopted
-----------------------------------------------

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Partnership.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK
               ------------------------------------------------

                               Not applicable.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities - not applicable.

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.         Exhibit
                           -----------         -------

                              27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the second quarter ended June 30, 1998. None.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NET 2 L. P.

                                              By: Lepercq Net 2 L. P.
                                                  ----------------------
                                                  its general partner

                                              By: Lepercq Net 2 Inc.
                                                  ----------------------
                                                  its general partner

Date: August 13, 1998                         By: /s/ E. Robert Roskind
      ---------------                             ----------------------
                                                  E. Robert Roskind
                                                  President