Form 10-Q
period 1998-09-30
NET 2 L P
filed 1998-11-12
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended September 30, 1998

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from _________________ to________________

         Commission File Number 33-25984

                                   NET 2 L. P.
             ______________________________________________________
             (Exact name of Registrant as specified in its charter)

                        Delaware                                13-3497738
             _______________________________                __________________
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)

       c/o Lexington Corporate Properties Trust
                  355 Lexington Avenue
                      New York,  NY                                 10017
        ________________________________________                  __________
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code             (212) 692-7200

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

                                  Yes x.  No____.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                                 Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                   NET 2 L. P.

                                 BALANCE SHEETS
                                     ($000)

              September 30, 1998 (Unaudited) and December 31, 1997



                                     ASSETS
                                                              September 30,   December 31,
                                                                  1998            1997
                                                                --------        --------
Real estate, at cost                                            $ 74,034        $ 56,882
Less:  accumulated depreciation                                    8,041           7,160
                                                                --------        --------
                                                                  65,993          49,722

Property held for sale                                              --               526
Cash and cash equivalents                                            312           2,181
Deferred expenses (net of accumulated amortization of
     $582 and $480 in 1998 and 1997, respectively)                   275             377
Rent receivable                                                    2,114           2,054
Other assets                                                         241             141
                                                                --------        --------

                                                                $ 68,935        $ 55,001
                                                                ========        ========


                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage and notes payable                                      $ 30,822        $ 22,106
Accrued interest payable                                             128             135
Accounts payable and other liabilities                               723             313
                                                                --------        --------
                                                                  31,673          22,554
                                                                --------        --------

Partners' capital (deficit):
     General Partner                                                (268)           (365)
     Limited Partners ($100 per Unit,
     500,000 Units authorized, 477,167
     Units issued and outstanding)                                37,530          32,812
                                                                --------        --------

     Total partners' capital                                      37,262          32,447
                                                                --------        --------

                                                                $ 68,935        $ 55,001
                                                                ========        ========


            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                              STATEMENTS OF INCOME
                                     ($000)

                 Quarters Ended September 30, 1998 and 1997 and
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                                            Nine Months          Nine Months
                                                 Quarter Ended       Quarter Ended             Ended                Ended
                                                 September 30,        September 30,         September 30,        September 30,
                                                      1998                 1997                 1998                 1997
                                                     ------               ------               ------               ------
Revenues:
     Rental                                          $1,732               $1,583               $4,989               $4,370
     Interest and other                                  11                   31                   75                  123
                                                     ------               ------               ------               ------
                                                      1,743                1,614                5,064                4,493
                                                     ------               ------               ------               ------

Expenses:

     Interest expense                                   553                  505                1,520                1,338
     Depreciation                                       317                  285                  881                  789
     Amortization of deferred expenses                   34                   34                  102                  102
     General, administrative and other                  155                  123                  436                  464
                                                     ------               ------               ------               ------
                                                      1,059                  947                2,939                2,693
                                                     ------               ------               ------               ------

Income before gain on sale
  of properties, net                                    684                  667                2,125                1,800
     Gain on sale of properties, net                  4,527                 --                  4,516                 --
                                                     ------               ------               ------               ------

Net income                                           $5,211               $  667               $6,641               $1,800
                                                     ======               ======               ======               ======



Net income per Unit of limited
     partnership interest                            $10.70               $ 1.37               $13.64               $ 3.70
                                                     ======               ======               ======               ======




            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                            STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                  Nine Months             Nine Months
                                                                      Ended                   Ended
                                                               September 30, 1998      September 30, 1997
                                                               ------------------      ------------------
Cash flows from operating activities:
   Net income                                                        $  6,641                $  1,800
                                                                     --------                --------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                        983                     891
     Gain on sale of properties, net                                   (4,516)                   --
     Increase in rent receivable                                         (144)                   (194)
     Other, net                                                           303                     111
                                                                     --------                --------
     Total adjustments                                                 (3,374)                    808
                                                                     --------                --------

   Net cash provided by operating activities                            3,267                   2,608
                                                                     --------                --------

Cash flows from investing activities:
   Proceeds from sale of properties                                    11,801                    --
   Acquisition of properties                                          (23,827)                 (2,419)
                                                                     --------                --------
   Net cash used in investing activities                              (12,026)                 (2,419)
                                                                     --------                --------

Cash flows from financing activities:
   Principal payments on mortgage notes                                (1,147)                   (386)
   Proceeds from mortgage and notes payable                             9,863                    --
   Decrease in restricted cash                                           --                       100
   Cash distributions to partners                                      (1,826)                 (1,826)
                                                                     --------                --------
   Net cash provided by (used in) financing activities                  6,890                  (2,112)
                                                                     --------                --------

Net decrease in cash and cash equivalents                              (1,869)                 (1,923)

Cash and cash equivalents at beginning of period                        2,181                   4,125
                                                                     --------                --------

Cash and cash equivalents at end of period                           $    312                $  2,202
                                                                     ========                ========


Supplemental disclosure of cash flow information:
   Cash payments for interest                                        $  1,527                $  1,342
                                                                     ========                ========





            See accompanying notes to unaudited financial statements.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS


                               September 30, 1998
                                   (Unaudited)



1.       The Partnership and Basis of Presentation

         Net 2 L. P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of September 30, 1998, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,100 limited partners.

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

2.       Summary of Significant Accounting Policies

         Net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating 98% of the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for all the periods presented.

         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current years' presentation.

         In June 1997, SFAS No. 130,"Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

2.       Continued

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Partnership's financial position and operating results as of and for the nine months ended September 30, 1998.

3.       The Partnership Agreement

         For financial statement reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash.

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 1998 totaled $23.478 million ($47.96 to $49.90 per Unit, per close). On October 30, 1998, the cumulative preferred return that was unpaid at September 30, 1998 was reduced by a cash distribution to the Limited Partners for the quarter ended September 30, 1998 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on October 30, 1998.

4.       Properties

         During the nine months ended September 30, 1998, the Partnership entered into the following real estate transactions:

                                                                                             Lease         Net
                                                                Capitalized  Annualized   Expiration    Rentable
           Date of                                                 Costs      Base Rent      Date        Square
         Acquisition       Tenant              Location           (000's)      (000's)   (month/year)     Feet
         -----------       ------              --------           -------      -------   ------------     ----
         July 24         Best Buy           Canton, OH          $   5,300    $     465       2/18        46,350
         July 24         Best Buy           Spartanburg, SC         4,500          395       2/18        45,004
         September 29    Hollywood Videos   Wilsonville, OR        14,000        1,345       9/08       122,853

         The Partnership financed the acquisition of the properties through borrowings with an average interest rate of 8.5%, as partial satisfaction of the purchase prices.

         In addition, the Partnership sold two properties for an aggregate selling price of $12.1 million and recognized a gain of approximately $4.5 million.

                                   NET 2 L. P.

                          NOTES TO FINANCIAL STATEMENTS

4.       Continued

         The following unaudited pro forma operating information for the nine months ended September 30, 1998 and 1997 were prepared as if the 1998 and 1997 acquisitions, and the 1998 disposition were consummated as of January 1, 1997. The information do not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions or disposition been consummated on that date. Pro forma amounts are as follows:


                                                     Pro Forma
                                          ($000, except per Unit amounts)
                                                 Nine months ended
                                                   September 30,
                                             1998                 1997
                                            ------               ------
Revenues                                    $5,773               $5,658
Expenses                                     3,597                3,723
                                            ------               ------
Net income                                  $2,176               $1,935
                                            ======               ======

Net income per Unit of
 limited partnership interest               $ 4.47               $ 3.97
                                            ======               ======


5.       Related Party Transactions

         In addition to property transactions described above, Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the nine months ended September 30, 1998 and 1997, property management fees of $48,000 and $42,000, respectively had been incurred.

6.       Subsequent Events

         On October 29, 1998, the Partnership received a line of credit for one year from Nations Credit Commercial Corporation of up to $24.5 million bearing interest at a rate of 315 basis points over LIBOR. The line of credit will be used to fund future acquisitions.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The unpaid cumulative preferred return at September 30, 1998 totaled $23.478 million ($47.96 to $49.90 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the third quarter 1998 distribution paid in October 1998.

During the nine months ended September 30, 1998, the Partnership entered into the following real estate transactions:

                                                                                             Lease         Net
                                                           Capitalized     Annualized     Expiration    Rentable
      Date of                                                 Costs         Base Rent        Date        Square
    Acquisition       Tenant               Location          (000's)         (000's)     (month/year)     Feet
    -----------       ------               --------          -------         -------     ------------     ----
   July 24          Best Buy            Canton, OH          $   5,300      $     465         2/18        46,350
   July 24          Best Buy            Spartanburg, SC         4,500            395         2/18        45,004
   September 29     Hollywood Videos    Wilsonville, OR        14,000          1,345         9/08       122,853


The Partnership financed the acquisition of the properties through borrowings with an average interest rate of 8.5%, as partial satisfaction of the purchase prices.

In addition, the Partnership sold two properties for an aggregate selling price of $12.1 million and recognized a gain of approximately $4.5 million.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

On October 29, 1998, the Partnership received a line of credit for one year from Nations Credit Commercial Corporation of up to $24.5 million bearing interest at a rate of 315 basis points over LIBOR. The line of credit will be used to fund future acquisitions.

Recent Accounting Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Partnership's financial position and operating results as of and for the nine months ended September 30, 1998.

Impact of Year 2000

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations.
The Year 2000 issue affects virtually all companies and organizations.

The Partnership has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The Partnership has determined that it will not be necessary to modify, update or replace its computer hardware and software applications.

The vendor that provides the Partnership's existing general ledger software has released a compliant version of its product which the Partnership is currently using. The cost of the general ledger system did not have a material effect on the Partnership's financial condition or results of operations. The Partnership's properties, which have no scheduled lease expirations prior to August 18, 2002, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Partnership has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The cost associated with the effect to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the properties embedded systems will be Year 2000 compliant by December 31, 1999 and compliance costs, if any, incurred by the Partnership would not be significant.

The Partnership is communicating with significant third-party service providers and vendors with which it does business to determine the efforts being made on their part for compliance. The Partnership is attempting to receive compliance certificates from all third parties that have a material impact on the Partnership's operations, but no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Management will closely monitor the Partnership's entire Year 2000 compliance function and will develop contingent plans if necessary.

Results of Operations ($000)


                                            Quarters                  Nine months              Increase (Decrease)
                                              ended                      ended               Quarters       Nine months
                                           September 30,              September 30,            ended           ended
                                        1998          1997          1998          1997      September 30,   September 30,
                                        ----          ----          ----          ----       ------------   -------------
Total revenues                         $ 1,743       $ 1,614       $ 5,064       $ 4,493       $   129       $   571
                                       -------       -------       -------       -------       -------       -------

Total expenses
 Interest                                  553           505         1,520         1,338            48           182
 Depreciation                              317           285           881           789            32            92
 Amortization                               34            34           102           102          --            --
 General, administrative
  and other                                155           123           436           464            32           (28)
                                       -------       -------       -------       -------       -------       -------
                                         1,059           947         2,939         2,693           112           246
                                       -------       -------       -------       -------       -------       -------
Income before gain on sale
 of properties, net                        684           667         2,125         1,800            17           325
 Gain on sale of properties, net         4,527          --           4,516          --           4,527         4,516
                                       -------       -------       -------       -------       -------       -------

Net income                             $ 5,211       $   667       $ 6,641       $ 1,800       $ 4,544       $ 4,841
                                       =======       =======       =======       =======       =======       =======


The changes in results of operations with respect to revenues, interest and depreciation for the quarter ended September 30, 1998 are primarily attributed to the operations of real property investments acquired in the third quarter of 1998.

General and administrative expenses decreased in the nine months ended September 30, 1998, due to lower property operating expenses.

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





                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                ________________________________________________

                                 Not applicable.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities - not applicable.

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.               Exhibit

                              27 Financial Data Schedule as of and for the nine months ended September 30, 1998


                  (b) Reports on form 8-K filed during the quarter ended September 30, 1998.

                           There were two Form 8-K's filed during the quarter ended September 30, 1998

                           (1) Form 8-K/A dated July 24, 1998, filed September
                               22, 1998. Provided financial information for certain acquired properties and pro forma financial information for the Partnership.

                           (2) Form 8-K dated September 29, 1998, filed October
                               13, 1998. Provided financial information for certain acquired properties and pro forma financial information for the Partnership.

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

                                            NET 2 L. P.

                                            By:   Lepercq Net 2 L. P.
                                                  its general partner

                                            By:   Lepercq Net 2 Inc.
                                                  its general partner

Date: __________________                    By: _________________________
                                                  E. Robert Roskind
                                                  President