Form 10-K405
period 1998-12-31
NET 2 L P
filed 1999-03-31
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee required]
     For the fiscal year ended December 31, 1998

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     [No Fee required]
     For the Transition period from __________ to __________

     Commission File Number   33-25984

                                   NET 2 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                13-3497738
      ------------------------------                 -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

   c/o Lexington Corporate Properties Trust
           355 Lexington Avenue
               New York,  NY                                  10017
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (212) 692-7200

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

                                Yes |X|   No ||

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

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

                                      None.

                                     PART I.

Forward Looking Statements
--------------------------

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

ITEM 1.  BUSINESS
-----------------

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

The Partnership commenced an offering to the public of 500,000 units at $100 per unit of limited partnership interests (the "Units") on January 10, 1989 pursuant to a Prospectus. On July 19, 1990, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 477,417 units had been sold, equaling $47.742 million in capital contributions. The Partnership returned a capital contribution of $25,000 (250 Units) to a limited partner admitted in December 1989. No additional Units have been returned nor repurchased since 1990.

The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preservation and protection of the capital of the limited partners of the Partnership, (ii) providing increasing cash available distributions, (iii) providing tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

Investments are made in various types of commercial real properties and interests therein. Such investments may include, but are not limited to: fitness centers, warehouses, distribution centers, office buildings, retail stores, hotels, motels, nursing homes and congregate care facilities. Investments are not restricted as to specific geographical areas, however, all of the Partnership's investments are made within the United States.

The Partnership attempts to negotiate provisions in its leases which will provide that all the risks of such matters as fitness for use or purpose, design or condition, quality of material or workmanship, latent or patent defects, the Partnership's title, value, compliance with specifications, location, use, merchantability, quality, description, durability or operation are borne by the lessees. However, competitive conditions may require that the Partnership accept certain risks, in which case it will attempt to arrange adequate insurance, if available at a reasonable cost.

Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31,:

            Property                   1998     1997     1996
            --------                   ----     ----     ----
            Tranzonic (a)               12%      14%      15%
            Total Petroleum (b)         12%      14%      16%
            Westland                    12%       -        -
            NCS (c)                     10%      11%      13%
            Art Institute of Seattle     -       19%      20%

            (a) These properties consist of two office/warehouse facilities in Ohio and Arizona.
            (b) These properties consist of thirteen retail stores at various locations in Michigan.
            (c) These properties consist of fourteen retail stores at various locations in Texas.

The Partnership attempts to maintain a working capital cash reserve in an amount equal to 1.5% of the gross proceeds of the offering, which is anticipated to be sufficient to satisfy liquidity requirements. Liquidity could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The Partnership operates in one industry segment, investment in net leased real property.

The General Partner has granted Lexington Corporate Properties Trust (the "Company"), whose chairman and Co-Chief Executive Officer is chairman of the General Partner, an option exercisable at any time, to acquire the general partnership interest. The Company provided the Partnership various administrative services. Under the terms of the option, the Company, subject to review of any such transactions by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, limited partnership units in controlled subsidiaries, cash or a combination thereof.

Competition
-----------

The real estate business is highly competitive and the Partnership competes with numerous established companies having significantly greater resources and experience. Competition may also come from other partnerships that have been or may be formed by the General Partner or its affiliates.

Environmental Matters
---------------------

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

From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. The Partnership does incur costs relating to environmental investigation and re-mediation related to the Total Petroleum properties. If the cost exceeds $10,000 for any one property, the Partnership applies for reimbursements in excess of $10,000 to the Michigan Underground Storage Tank Financial Assurance Fund ("MUSTFA"). All claims are subject to approval by MUSTFA. These costs are not expected to have a material impact on the financial position or results of operations of the Partnership. The Partnership has received partial reimbursement of such costs. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law,
(iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's Properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's funds from operations.

Employees
---------

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES
-------------------

Following is a detailed schedule of the Partnership's real estate, including properties held for sale, and lease terms at December 31, 1998:

                                                                      Annualized
                                                                       Base Rent                   Net
                                                            Acquisition    at        Lease(s)    Rentable
Date of                                                         Cost    12/31/98   Expiration     Square
Acquisition   Tenant                    Location              ($000's)  ($000's)   (month/year)   Feet
-----------   ------------------------  --------------------  --------  --------   ------------  --------
02-28-89      Tranzonic Cos.            Highland Heights, OH   $ 5,822    $  677       03/09       94,657
02-28-89      Tranzonic Cos.            Tempe, AZ                1,548       180       03/09       49,951
1989          Total Petroleum, Inc.     Various (12)             8,474       725       05/11       77,846
03-05-90      Everest & Jennings        Earth City, MO           4,377       323       08/02      147,000
06-19-90      Diamond Shamrock Corp.    El Paso, TX (*)            474        61       06/10        3,200
06-19-90      National Convenience
                Stores, Inc.            Various (13) (*)         4,367       507       12/12       33,830
09-14-90      Ameritech Services, Inc.  Columbus, OH             2,450       245       08/05       20,000
09-28-90      RCS of Tucson             Tucson, AZ               1,681       314       09/10       28,591
06-22-94      Kohl's Dept. Stores       Eau Claire, WI           4,187       435       01/15       76,164
12-23-94      A-Copy, Inc.              Milford, CT              2,949       315       12/04       27,360
09-21-95      Duracraft Corp.           Southborough, MA         4,166       412       09/15       57,698
06-05-97      Wal-Mart Stores, Inc.     Westland, MI             7,904       753       01/09      102,826
07-24-98      Best Buy Inc.             Canton, OH               5,301       465       02/18       46,371
07-24-98      Best Buy Inc.             Spartanburg, SC          4,518       395       02/18       45,800
09-29-98      Hollywood Video Stores
                Inc.                    Wilsonville, OR         14,009     1,345       11/08      122,853
                                                               -------    ------                  -------

              Total                                            $72,227    $7,152                  934,147
                                                               =======    ======                  =======

(*) As of December 31, 1998, thirteen of the fourteen properties are held for sale.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of Unit holders.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the near future. Further, the transfer of Units is subject to substantial restrictions. Accordingly, information as to the market value of a Unit at any given date is not available.

As of December 31, 1998, there were 2,049 investors holding 477,167 limited partnership units.

The Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1998 was $5.00.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, (in thousands, except per unit data):

                                                 1998            1997            1996            1995            1994
                                                 ----            ----            ----            ----            ----
Rental revenue                                $   6,871       $   5,934       $   5,442       $   5,146       $   4,269
                                               ========        ========        ========        ========        ========

Income before extraordinary item              $   6,992       $   2,364       $   2,308       $   2,278       $   1,895
                                               ========        ========        ========        ========        ========

Income before extraordinary item
   per Unit of limited
   partnership interest (*)                   $12.62 to       $ 4.20 to       $ 4.02 to       $ 3.87 to       $ 3.10 to
                                                  15.55            5.30            5.23            5.23            4.43
                                               ========        ========        ========        ========        ========

Extraordinary item                            $      --       $      --       $      --       $      --       $   1,913
                                               ========        ========        ========        ========        ========

Extraordinary item per Unit of
   limited partnership interest (*)           $      --       $      --       $      --       $      --       $ 3.13 to
                                                     --              --              --              --            4.48
                                               ========        ========        ========        ========        ========

Net income                                    $   6,992       $   2,364       $   2,308       $   2,278       $   3,808
                                               ========        ========        ========        ========        ========

Net income per Unit of
   limited partnership interests (*)          $12.62 to       $ 4.20 to       $ 4.02 to       $ 3.87 to       $ 6.23 to
                                                  15.55            5.30            5.23            5.23            8.91
                                               ========        ========        ========        ========        ========

Total assets                                  $  78,918       $  55,001       $  50,002       $  47,658       $  48,234
                                               ========        ========        ========        ========        ========

Mortgage notes payable                        $  41,519       $  22,106       $  17,181       $  14,721       $  14,994
                                               ========        ========        ========        ========        ========

Cash distributions per Unit of
   limited partnership interests              $    5.00       $    5.00       $    5.00       $    5.00       $    5.00
                                               ========        ========        ========        ========        ========

(*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the Financial Statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources
-------------------------------

On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units of limited partnership interests at $100 per Unit with the option to offer an additional 500,000 Units. As of July 19, 1990, the Partnership had raised a total of $47.742 million in capital contributions (477,417 Units) and the offering was terminated. The net offering proceeds consisting of aggregate gross offering proceeds of $47.742 million less related offering costs of $5.691 million along with the proceeds from a closing loan, bridge financing and mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein); to pay for related property acquisition expenses, financing and acquisition fees; and to provide for a working capital reserve. The Partnership returned a capital contribution of $25,000 (250 Units) to a limited partner admitted in December 1989. No additional Units have been returned nor repurchased since 1990.

Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made.

On June 6, 1997, the Partnership acquired a property in Westland, Michigan. The Westland Property consists of a 102,826 square foot retail department store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease. The lease has a remaining term which expires on January 31, 2009. The purchase price of $7.050 million and related expenses of $81,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $4.712 million. The note bears interest at a stated rate of 10.5% per annum and the maturity date of the note is September 1, 2009. The purchase of the Westland Property has been recorded in the financial statements at the total of the cash paid plus the fair value of the mortgage liability assumed. The fair value of the mortgage was determined, using an imputed interest rate of 7.5%, to be $5.484 million.

During the year ended December 31, 1998, the Partnership acquired the following properties:

                                                                      Annualized
                                                                       Base Rent                   Net
                                                            Acquisition    at        Lease(s)    Rentable
Date of                                                         Cost    12/31/98   Expiration     Square
Acquisition   Tenant                    Location              ($000's)  ($000's)   (month/year)   Feet
-----------   ------------------------  --------------------  --------  --------   ------------  --------
July 24       Best Buy                  Canton, OH             $5,301     $   465       2/18       46,371
July 24       Best Buy                  Spartanburg, SC         4,518         395       2/18       45,800
September 29  Hollywood Videos          Wilsonville, OR        14,009       1,345      11/08      122,853

During the year, the Partnership sold the Sandusky and Seattle Properties for a net proceeds of $11.8 million and recognized a net gain of approximately $4.5 million.

On October 16, 1998, the Partnership entered into an agreement to acquire a property located in Ocala, Florida for approximately $19.5 million. The property consist of 696,597 square foot warehouse and distribution building, net leased to Associated Grocers of Florida, Inc. through December 31, 2018. The Partnership obtained financing on January 5, 1999. The acquisition closed on January 7, 1999.

On October 29, 1998, the Partnership received an increase and an extension on the line of credit of up to $24.5 million from Nations Credit Commercial Corporation bearing interest at a rate of 315 basis points over LIBOR. As of December 31, 1998, the outstanding balance on the line of credit was $24.44 million with an interest rate of 8.77%. The line of credit matures on May 1, 2000.

On November 5, 1998, the Partnership entered into an agreement to sell thirteen of the fourteen NCS Properties for approximately $5.425 million. As of December 31, 1998, the book value of the properties was approximately $4.65 million, including rent receivable of approximately $526,000. The sale closed on January 25, 1999.

As of December 31, 1998, the Partnership repaid $1.7 million of its short-term debt.

As of December 31, 1998, the restricted cash represents proceeds from the sale of a property restricted for investment in future acquisitions.

The unpaid cumulative preferred return at December 31, 1998 totaled $24.194 million ($49.46 to $51.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the fourth quarter 1998 distribution paid on January 29, 1999.

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

The General Partner has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The General Partner has determined that it will not be necessary to significantly modify, update or replace its computer hardware and software applications.

The vendor that provides the General Partner's existing general ledger software has released a compliant version of its product which the General Partner is currently using. The cost of the general ledger system did not have a material effect on the Partnership's financial condition or results of operations. The Partnership's properties, which have no scheduled lease expirations prior to August 18, 2002, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The General Partner has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The cost associated with the effect to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the properties embedded systems will be Year 2000 compliant by December 31, 1999 and compliance costs, if any, incurred by the Partnership would not be significant.

The General Partner is communicating with significant third-party service providers and vendors with which it does business to determine the efforts being made on their part for compliance. The General Partner is attempting to receive compliance certificates from all third parties that have a material impact on the Partnership's operations, but no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Management will closely monitor the Partnership's entire Year 2000 compliance function and will develop contingent plans no later than the third quarter of 1999 if necessary.

Results of Operations ($000)
----------------------------

                                                             Increase (Decrease)
                                                             -------------------
                                  1998      1997      1996   1998-1997 1997-1996
                                  ----      ----      ----   --------- ---------
Total revenues                  $6,963     6,083     5,913        880       170
                                ------     -----     -----      -----      ----

Total expenses
   Interest                      2,277     1,875     1,568        402       307
   Depreciation                  1,238     1,074       994        164        80
   Amortization                    154       136       143         18        (7)
   General and administrative      818       634       900        184      (266)
                                ------     -----     -----      -----      ----
                                 4,487     3,719     3,605        768       114
                                ------     -----     -----      -----      ----
Income before gain on sale
   of property, net              2,476     2,364     2,308        112        56
   Gain on sale of property      4,516       --        --       4,516       --
                                ------     -----     -----      -----      ----

Net income                      $6,992     2,364     2,308      4,628        56
                                ======     =====     =====      =====      ====

The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 1998, 1997 and 1996 are primarily attributed to the operations of the real property investments acquired and related mortgage debt assumed in 1997 and 1998 as described above. Included in total revenues are interest and other revenues, which had decreased $57,000 and $322,000 in 1998 and 1997, respectively. The decreases resulted from lower cash balances maintained, decreases in MUSTFA reimbursements received and gain recognized from sale of the NCS stocks in 1996.

General and administrative expenses increased in 1998 and decreased in 1997 due to transactional expenses incurred in relation to the partnership roll-up.

The gain on sale of properties resulted from the sale of the Seattle Property of $4.527,000, net of $11,000 loss incurred from the sale of the Sandusky Property.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

The Partnership's exposure to market risk relates to its variable rate credit facility. As of December 31, 1998, the Partnership's variable rate indebtedness represented 59% of total long-term indebtedness. During 1998, this variable rate indebtedness had a weighted average interest rate of 9.87%. Had the weighted average interest rate been 100 basis points higher, the Partnership's net income would have been approximately $135,000 less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                   NET 2 L.P.

                                      INDEX

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             13

Balance Sheets at December 31, 1998 and 1997                             14

Statements of Income for the years ended December 31, 1998,
      1997 and 1996                                                      15

Statements of Changes in Partners' Capital (Deficit) for the years
      ended December 31, 1998, 1997 and 1996                             16

Statements of Cash Flows for the years ended December 31, 1998,
      1997 and 1996                                                      17

Notes to Financial Statements                                           18-24

Financial Statement Schedule
----------------------------

Real Estate and Accumulated Depreciation Schedule III                    25

                          Independent Auditors' Report
                          ----------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net 2 L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP

New York, New York
February 24, 1999

                                   NET 2 L.P.

                                 BALANCE SHEETS
               (In thousands, except units and per unit amounts)

                           December 31, 1998 and 1997

                  ASSETS                                     1998         1997
                                                           --------    --------
Real estate, at cost:
   Buildings                                               $ 55,963    $ 45,530
   Land                                                      11,713      11,352
                                                           --------    --------
                                                             67,676      56,882

   Less:  accumulated depreciation                            6,164       7,160
                                                           --------    --------
                                                             61,512      49,722

Properties held for sale                                      4,650         526
Cash and cash equivalents                                       518       2,181
Restricted cash                                               9,861          --
Deferred expenses, net of accumulated amortization
   of $634 and $480 in 1998 and 1997, respectively              429         377
Rent receivable                                               1,667       2,054
Other assets                                                    281         141
                                                           --------    --------

                                                           $ 78,918    $ 55,001
                                                           ========    ========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage notes payable                                     $ 41,519    $ 22,106
Accrued interest payable                                        216         135
Accounts payable and accrued liabilities                        179         313
                                                           --------    --------
                                                             41,914      22,554
                                                           --------    --------

Commitments and contingencies (note 5)

Partners' capital (deficit):
   General Partner                                             (274)       (365)
   Limited Partners ($100 per Unit, 500,000 Units
      authorized, 477,167 Units issued and outstanding)      37,278      32,812
                                                           --------    --------
   Total partners' capital                                   37,004      32,447
                                                           --------    --------

                                                           $ 78,918    $ 55,001
                                                           ========    ========

                 See accompanying notes to financial statements.

                                   NET 2 L.P.

                              STATEMENTS OF INCOME
                     (In thousands, except per unit amounts)

                  Years ended December 31, 1998, 1997 and 1996

                                           1998             1997            1996
                                          -----            -----           -----
Revenues:
  Rental                                  $6,871          $5,934          $5,442
  Interest and other                          92             149             471
                                           -----           -----           -----
                                           6,963           6,083           5,913
                                           -----           -----           -----

Expenses:
  Interest                                 2,277           1,875           1,568
  Depreciation                             1,238           1,074             994
  Amortization of deferred expenses          154             136             143
  General and administrative                 818             634             900
                                           -----           -----           -----
                                           4,487           3,719           3,605
                                           -----           -----           -----
Income before gain from
   sale of properties, net                 2,476           2,364           2,308
  Gain from sale of properties, net        4,516              --              --
                                           -----           -----           -----

Net income                                $6,992          $2,364          $2,308
                                           =====           =====           =====


Net income per Unit of limited
  partnership interest (*)           $12.62 to $15.55  $4.20 to $5.30  $4.02 to $5.23
                                     ================  ==============  ==============

(*) Amounts allocated to unit holders vary depending on the dates they become unit holders.

                 See accompanying notes to financial statements.

                                   NET 2 L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (In thousands)

                  Years ended December 31, 1998, 1997 and 1996

                                                         General        Limited
                                              Total      Partner        Partners
                                            --------     -------        -------
Partners' capital (deficit)
   at December 31, 1995                     $ 32,645     $  (360)       $33,005

Net income                                     2,308          46          2,262

Cash distributions                            (2,435)        (49)        (2,386)
                                            --------     -------        -------

Partners' capital (deficit)
   at December 31, 1996                       32,518        (363)        32,881

Net income                                     2,364          47          2,317

Cash distributions                            (2,435)        (49)        (2,386)
                                            --------     -------        -------

Partners' capital (deficit)
   at December 31, 1997                       32,447        (365)        32,812

Net income                                     6,992         140          6,852

Cash distributions                            (2,435)        (49)        (2,386)
                                            --------     -------        -------

Partners' capital (deficit)
   at December 31, 1998                     $ 37,004     $  (274)       $37,278
                                            ========     =======        =======

                 See accompanying notes to financial statements.

                                   NET 2 L.P.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                  Years ended December 31, 1998, 1997 and 1996

                                                                            1998          1997             1996
                                                                          -------       -------           ------
Cash flows from operating activities:
  Net income                                                            $   6,992        $2,364           $2,308
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                          1,392         1,210            1,137
     Increase in rents receivable, net                                       (223)         (238)            (280)
     Gain on sale of property, net                                         (4,516)           --               --
     (Increase) decrease in other assets                                     (140)         (111)             269
     Increase (decrease) in accrued interest payable                           81            35               (6)
     (Decrease) increase in accounts payable and other liabilities           (134)          110               16
                                                                          -------       -------           ------
     Net cash provided by operating activities                              3,452         3,370            3,444
                                                                          -------       -------           ------

Cash flows from investing activities:
  Proceeds from sale of properties                                         11,802            --               --
  Investments in real estate                                              (23,828)       (2,419)              --
                                                                          -------       -------           ------
     Net cash used in investing activities                                (12,026)       (2,419)              --
                                                                          -------       -------           ------

Cash flows from financing activities:
  Proceeds of mortgage notes payable                                       34,363            --            2,800
  Principal payments on mortgage notes                                    (14,950)         (560)            (340)
  Increase in deferred expenses                                              (206)           --              (66)
  (Increase) decrease in restricted cash                                   (9,861)          100              (11)
  Cash distributions to partners                                           (2,435)       (2,435)          (2,435)
                                                                          -------       -------           ------
   Net cash provided by (used in) financing activities                      6,911        (2,895)             (52)
                                                                          -------       -------           ------

Net (decrease) increase in cash and cash equivalents                       (1,663)       (1,944)           3,392
Cash and cash equivalents at beginning of year                              2,181         4,125              733
                                                                        ---------       -------           ------
Cash and cash equivalents at end of year                                $     518       $ 2,181           $4,125
                                                                          =======       =======           ======

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                                  $   2,196       $ 1,840           $1,574
                                                                          =======       =======           ======

Supplemental disclosure of non-cash investing and financing activities:

On June 6, 1997, in connection with the acquisition of a property in Westland, Michigan, the Partnership assumed approximately $4.7 million of first mortgage financing.

                 See accompanying notes to financial statements.

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

1.    The Partnership and Basis of Presentation

      Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988 under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities. The Partnership terminates on December 31, 2028, unless sooner terminated by law.

      On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units of limited partnership interests at $100 per Unit with the option to offer an additional 50,000 Units. On July 19, 1990, the Partnership held the final admission of Limited Partners. The Partnership raised a total of $47.742 million (477,417 Units) from 2,396 investors and the offering was terminated. The Partnership returned a capital contribution of $25,000 (250 Units) to a limited partner admitted in December 1989. No additional Units have been returned nor repurchased since 1990.

      Pursuant to the partnership agreement, limited partnership units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made.

      As of December 31, 1998, there were 2,049 investors holding 477,167 limited partnership units.

2.    Summary of Significant Accounting Policies

      The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting purposes.

      Real estate assets are stated at cost, less accumulated depreciation. If there is an event or change in circumstance that indicates an impairment in the value of a property has occurred, the Partnership's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected operating cash flows of the property, the Partnership would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. No such impairment loss has occurred. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      All direct costs associated with the acquisition of real estate are capitalized.

      Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings over a 40-year period.

      Rental revenue is recognized on a straight-line basis over the minimum lease terms.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.    Continued

      The Partnership considers all highly liquid instruments with maturity of three months or less from the date of purchase to be cash equivalents.

      As of December 31, 1998, the restricted cash represents proceeds from the sale of a property restricted for investment in future acquisitions.

      Deferred expenses are comprised of loan fees which are amortized using the straight-line method over the terms of the loans.

      The Partnership uses the accrual basis of accounting for Federal income tax purposes. No provision for income taxes has been made as the liability for any such taxes is that of the partners rather than the Partnership.

      Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each year and allocating the income attributable for that year to the Limited Partners. The weighted average number of Units outstanding for each of the years in the three-year ended December 31, 1998 was 477,167.

      The Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership's cash, mortgage notes payable, and accounts payable and accrued liabilities are considered to be financial instruments and are carried at cost, which approximates fair value.

      In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Partnership's financial position and operating results as of and for the year ended December 31, 1998.

      Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.,   Continued

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 1998 totaled $24.194 million ($49.46 to $51.40 per Unit, per close). On January 29, 1999, the cumulative preferred return that was unpaid at December 31, 1998 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1998 totaling $596,459 ($1.25 per unit). The General Partner received a cash distribution of $12,173 on January 29, 1999.

      Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1998 was $5.00.

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

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4.    Investments in Real Estate

     Following is a detailed schedule of the Partnership's real estate, including properties held for sale, and lease terms at December 31, 1998:

                                                                      Annualized
                                                                       Base Rent
                                                            Acquisition    at
Date of                                                         Cost    12/31/98     Lease(s)     Square
Acquisition   Tenant                    Location              ($000's)  ($000's)     Expires       Feet
-----------   ------------------------  --------------------  --------  --------     --------     ------
02-28-89      Tranzonic Cos.            Highland Heights, OH   $ 5,822    $  677       03/09       94,657
02-28-89      Tranzonic Cos.            Tempe, AZ                1,548       180       03/09       49,951
1989          Total Petroleum, Inc.     Various (12)             8,474       725       05/11       77,846
03-05-90      Everest & Jennings        Earth City, MO           4,377       323       08/02      147,000
06-19-90      Diamond Shamrock Corp.    El Paso, TX(*)             474        61       06/10        3,200
06-19-90      National Convenience
                Stores, Inc.            Various (13)(*)          4,367       507       12/12       33,830
09-14-90      Ameritech Services, Inc.  Columbus, OH             2,450       245       08/05       20,000
09-28-90      RCS of Tucson             Tucson, AZ               1,681       314       09/10       28,591
06-22-94      Kohl's Dept. Stores       Eau Claire, WI           4,187       435       01/15       76,164
12-23-94      A-Copy, Inc.              Milford, CT              2,949       315       12/04       27,360
09-21-95      Duracraft Corp.           Southborough, MA         4,166       412       09/15       57,698
06-05-97      Wal-Mart Stores, Inc.     Westland, MI             7,904       753       01/09      102,826
07-24-98      Best Buy Inc.             Canton, OH               5,301       465       02/18       46,371
07-24-98      Best Buy Inc.             Spartanburg, SC          4,518       395       02/18       45,800
09-29-98      Hollywood Video Stores
                Inc.                    Wilsonville, OR         14,009     1,345       11/08      122,853
                                                               -------    ------                  -------
Total                                                          $72,227    $7,152                  934,147
                                                               =======    ======                  =======

      (*) As of December 31, 1998, thirteen of the fourteen properties are held for sale.

      During the year, the Partnership sold the Sandusky and Seattle Properties for a net proceeds of $11.8 million and recognized a net gain of approximately $4.5 million.

      The following unaudited pro forma operating information for the years ended December 31, 1998 and 1997, were prepared as if the properties acquired in 1997 and 1998 and the properties disposed in 1998, have been consummated as of January 1, 1997 and the effect carried forward through December 31, 1997 and 1998. The information provided does not purport to be indicative of what the operating results of the Partnership would have been had the acquisition been consummated on the date assumed. The pro forma amounts (in thousands, except per Unit amounts) follow:

                                   Unaudited Pro Forma   Unaudited Pro Forma
                                       Year ended            Year ended
                                    December 31, 1998     December 31, 1997
                                    -----------------     -----------------
     Revenues                          $     7,674          $     7,248
     Income before gain on
        sale of properties             $     2,533          $     2,499

     Income per Unit of
        limited partnership
        interest before gain
        on sale of properties          $4.57 to $ 5.63      $4.44 to $5.61
                                       ===============      ==============

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4.,   Continued

      The Partnership has been incurring costs relating to environmental investigation and re-mediation related to the Total Petroleum properties. If the cost exceeds $10,000 for any one property, the Partnership applies for reimbursements in excess of $10,000 to the Michigan Underground Storage Tank Financial Assurance Fund ("MUSTFA"). All claims are subject to approval by MUSTFA. These costs are not expected to have a material impact on the financial position or results of operations of the Partnership. The Partnership has received partial reimbursement of such costs which were included in interest and other income in the accompanying statements of income.

5.    Mortgage Notes Payable

      Following is a detailed schedule of the Partnership's mortgage notes payable as of December 31, 1998 and 1997 ($000's):

                              Mortgage notes payable                                              Scheduled
                                as of December 31,             Interest               Balloon    Debt Service
        Property Location     12/31/98      12/31/97             Rate    Maturity     Payment      in 1998
        -----------------     --------      --------             ----    --------     -------      -------
        Nations Credit         $24,440       $11,233            Variable    5/00      $23,753       $1,474
        Eau Claire, WI           2,777         2,864               8%       7/14          --           313
        Southborough, MA         2,610         2,686              7.5%      9/15          --           275
        Westland, MI             5,055         5,323              7.5%      9/09          --           683
        Canton, OH               3,626           --               7.15%     8/23          --           104
        Spartanburg, SC          3,011           --               7.15%     8/23          --            87
                               -------       -------                                                ------

           Total               $41,519       $22,106                                                $2,936
                               =======       =======                                                ======

      On October 29, 1998, the Partnership received an increase on the line of credit of up to $24.5 million bearing interest at a rate of 315 basis points over LIBOR. As of December 31, 1998, the outstanding balance on the line of credit was $24.44 million with an interest rate of 8.77%. The line of credit matures on May 1, 2000.

      The line of credit is secured by mortgages on thirty-three of the thirty-eight properties and by a negative declaration by the Partnership that the Properties owned will not be mortgaged to secure any other indebtedness. If the appraised value of the collateral falls below certain specified levels, the Partnership will be required to provide additional security or to prepay a portion of the loan. The mortgage note is recourse to the Partnership but not to its Limited or General Partners. The loan may be prepaid, subject to certain prepayment penalties, as defined.

      Required principal payments of the mortgage notes payable for the succeeding five years are as follows ($000's):

                   Year ending December 31           Amounts
                   -----------------------           -------
                            1999                  $   1,062
                            2000                     24,594
                            2001                        681
                            2002                        734
                            2003                        791

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.    Leases

      Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1998, are as follows ($000's):

                   Year Ending December 31           Amounts
                            1999                $     7,232
                            2000                      7,304
                            2001                      7,354
                            2002                      7,387
                            2003                      7,236
                         Thereafter                  55,284
                                                   --------
                            Total               $   91,797
                                                   ========

      The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

      Each of the following properties accounted for 10% or more of rental revenues for the years ended December 31,:

             Property                   1998     1997     1996
             --------                   ----     ----     ----
             Tranzonic (a)               12%      14%      15%
             Total Petroleum (b)         12%      14%      16%
             Westland                    12%       -        -
             NCS (c)                     10%      11%      13%
             Art Institute of Seattle    --       19%      20%

             (a)   These properties consist of two office/warehouse
                   facilities, one in Ohio and one in Arizona.
             (b)   These properties consist of thirteen retail stores.
             (c)   These properties consist of fourteen retail stores.

7.    Related Parties

      The General Partner has granted Lexington Corporate Properties Trust (the "Company"), whose chairman and Co-Chief Executive Officer is chairman of the General Partner, an option exercisable at any time, to acquire the general partnership interest. The Company provides the Partnership various administrative services. Under the terms of the option, the Company, subject to review of any such transactions by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, limited partnership units in controlled subsidiaries, cash or a combination thereof.

      Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1998, 1997 and 1996, management fees which are included in general and administrative expenses totaled $66,000, $57,000 and $52,000, respectively.

                                                                     (Continued)

                                   NET 2 L.P.

                          NOTES TO FINANCIAL STATEMENTS

7.,   Continued

      Officers of affiliates of the General Partner and Lexington Corporate Properties Trust received acquisition fees totaling $348,400 and $70,500 for the years ended December 31, 1998 and 1997, respectively.

      Beginning in October 1996, Lexington Corporate Properties Trust has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1998, 1997 and 1996, such reimbursements totaled $240,000, $170,000 and $109,000, respectively.

8.    Subsequent Events

      On October 16, 1998, the Partnership entered into an agreement to purchase a property located in Ocala, Florida for approximately $19.5 million. The property consist of approximately 696,597 square foot warehouse and distribution building, net leased to Associated Grocers of Florida, Inc. through December 31, 2018. The partnership obtained financing on January 5, 1999. The acquisition closed on January 7, 1999.

      On November 5, 1998, the Partnership entered into an agreement to sell thirteen of the fourteen NCS Properties for approximately $5.425 million. As of December 31, 1998, the book value of the properties was approximately $4.65 million, including rent receivable of approximately $526,000. The sale closed on January 25, 1999.

                                                                    Schedule III

                                   NET 2 L. P.
                    Real Estate and Accumulated Depreciation
                        December 31, 1998, 1997, and 1996
                  Initial cost to Partnership and gross amount
                      at which carried at end of period (A)
                                 (In thousands)

                                                        Building &               Accumulated          Date             Date
Description                      Encumbrances    Land  Improvements  Total (C)  Depreciation (D)    Acquired        Constructed
-----------                      ------------    ----  ------------  ---------  ----------------    --------        -----------
Office/Industrial (E)            $  3,910 (B)     732      6,638       7,370        1,639       February 28, 1989      various
Retail, Michigan (F)                4,449 (B)   2,017      6,457       8,474        1,508        June, July and        various
                                                                                                   August 1989
Industrial, Earth City, Missouri    2,322 (B)     652      3,725       4,377        1,010         March 5, 1990         1985
Retail, Texas                       2,569 (B)     210         80         290           22         June 19, 1990         1980
Industrial, Columbus, Ohio            892 (B)     505      1,945       2,450          403       September 14, 1990      1989
Office, Tucson, Arizona             1,300 (B)     402      1,279       1,681          265       September 28, 1990      1988
Retail, Eau Claire, WI              2,777         815      3,372       4,187          381         June 22, 1994      1993 & 1994
Office, Milford, CT                 1,565 (B)     630      2,319       2,949          233       December 23, 1994       1994
Office, Southborough, MA            2,610         400      3,766       4,166          310       September 21, 1995      1984
Retail, Westland, Michigan          5,055       2,000      5,904       7,904          228         June 5, 1997          1987
Retail, Canton, Ohio                3,626       1,200      4,101       5,301           45         July 24, 1998         1995
Retail, Spartanburg, SC             3,011       1,050      3,468       4,518           38         July 24, 1998         1996
Office, Wilsonville, Oregon         7,433 (B)   1,100     12,909      14,009           82       September 29, 1998      1980
                                  -------      ------     ------      ------        -----

                                 $ 41,519      11,713     55,963      67,676        6,164
                                  =======      ======     ======      ======        =====

                                    Life on which
                                    depreciation
                                   in latest income
                                     statements
Description                          is computed
-----------                          -----------
Office/Industrial (E)                 40 years

Retail, Michigan (F)                  40 years
Industrial, Earth City, Missouri      40 years
Retail, Texas                         40 years
Industrial, Columbus, Ohio            40 years
Office, Tucson, Arizona               40 years
Retail, Eau Claire, WI                40 years
Office, Milford, CT                   40 years
Office, Southborough, MA              40 years
Retail, Westland, Michigan            40 years
Retail, Canton, Ohio                  40 years
Retail, Spartanburg, SC               40 years
Office, Wilsonville, Oregon           40 years

----------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 1998 for Federal income tax purposes was $62,148.
(B)   The mortgage note is allocated based on the cost of the real estate.
(C)   Reconciliation of real estate owned:

                                                            1998        1997        1996
                                                          -------     -------     -------
               Balance at beginning of year              $ 56,882    $ 49,610    $ 49,893
               Additions during year                       23,828       7,904          --
               Properties held for sale                    (4,551)       (632)         --
               Sale of properties                          (8,483)         --          --
               Write-off of fully depreciated property         --          --        (283)
                                                          -------     -------     -------
               Balance at end of year                    $ 67,676    $ 56,882    $ 49,610
                                                          =======     =======     =======

(D) Reconciliation of accumulated depreciation:

               Balance at beginning of year              $  7,160    $  6,192    $  5,481
               Properties held for sale                      (427)         --          --
               Sale of properties                          (1,807)       (106)       (283)
               Depreciation expense                         1,238       1,074         994
                                                          -------     -------     -------
               Balance at end of year                    $  6,164    $  7,160    $  6,192
                                                          =======     =======     =======

(E) These properties consist of two office/warehouse facilities, one in Ohio constructed in 1968 and one in Arizona constructed in 1981.
(F)   These properties consist of 12 retail stores.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      -----------------------------------------------------------------------
      FINANCIAL DISCLOSURE
      --------------------

                                      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

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

The General Partner has granted Lexington corproate Properties Trust (the "Company"), whose chairman and Co-Chief Executive Officer is chairman of the General Partner, an option exercisable at any time, to acquire the general partnership interest. The Company privided the Partnership various administrative services. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, limited partnership units in controlled subsidiaries, cash or a combination thereof.

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

E. Robert Roskind, age 54, has been associated with LCP since 1973 and has been Chairman of LCP since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp Government Income Trust I and Krupp Government Income Trust II.

Denise E. DeBaun, age 48, has been associated with LCP since 1981. She was a member of the marketing department from 1986 to 1990. She also serves as an Administrative Assistant of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Ms. DeBaun is a graduate of Hunter College of the City University of New York.

David J. Walsh, age 32, has been associated with LCP since 1993. He has served as Senior Vice President of LCP since January 1997 and as Director of Acquisitions since June 1993. Prior to joining LCP, Mr. Wash was associated with Glaxo Inc., a Fortune 500 pharmaceutical company, as a Pharmaceutical Sales Representative. Mr. Walsh received his bachelor's degree from Western New England College in 1989.

Dianne R. Smith, age 52, has been associated with LCP since 1988 as their Paralegal. Ms. Smith also serves as the Paralegal to Lexington Corporate Properties Trust, a real estate investment trust traded in the New York Stock Exchange. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $49,000 were made to the General Partner in 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

(b) None of the directors and executive officers of Lepercq Net 2 Inc. owns any Units as of December 31, 1998.

(c) Lexington Corporate Properties Trust, an affiliate of the General Partner, owns 3,843 units as of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended DEcember 31, 1998, 1997 and 1996, management fees which are included in general and administrative expenses totaled $66,000, $57,000 and $52,000, in 1998, 1997 and 1996, respectively.

Officers of affiliates of the General Partner and Lexington Corporate Properties Trust received acquisition fees totaling $348,400 and $70,500 for the year ended December 31, 1998 and 1997, respectively.

Beginning in October 1996, Lexington Corporate Properties Trust has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1998, 1997 and 1996, such reimbursements totaled $240,000, $170,000 and $109,000, respectively.

Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 8, 10 and 11 above.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------

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

(b)   Reports on Form 8-K filed in the fourth quarter of 1998.
      Form 8-K dated September 29, 1998, filed October 13, 1998. Provided financial information for certain acquired property and pro forma financial information for the Partnership.

(c)   Exhibits.  See (a)3 above.
      Exhibit No. 27    Financial Data Schedule.

(d) Financial Statement schedules excluded from the Annual Report to Unit holders.
      None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 2 L.P.

By:  Lepercq Net 2 L.P.,
     its general partner

By:  Lepercq Net 2 Inc.,
     its general partner

By:  /s/ E. Robert Roskind         By: /s/ Brenda Lubrin
     ---------------------------       ----------------------------
     President                         Assistant Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

              Signature                                     Title
              ---------                                     -----

     /s/ E. Robert Roskind                         President and Secretary
     -------------------------------
     E. Robert Roskind

     /s/ Denise E. DeBaun                          Vice President
     -------------------------------
     Denise E. DeBaun

     /s/ David J. Walsh                            Vice President and Treasurer
     -------------------------------
     David J. Walsh

     /s/ Dianne R. Smith                           Assistant Secretary
     -------------------------------
     Dianne R. Smith

Date: March 31, 1999
     -------------------------------