Form 10-Q
period 1999-03-31
NET 2 L P
filed 1999-05-14
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from                  to

       Commission File Number 33-25984
                              --------


                                   NET 2 L.P.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                   13-3497738
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    c/o Lexington Corporate Properties Trust
              355 Lexington Avenue
                  New York,  NY                              10017
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (212) 692-7200

Securities registered pursuant to Section 12(b) of the Act:   None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Units of Limited
----------------------------------------------------------
Partnership Interests

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x   No
                                     ----    ----

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

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                (In thousand, except units and per unit amounts)

                March 31, 1999 (Unaudited) and December 31, 1998




                                                          March 31,     December 31,
                    ASSETS                                  1999           1998
                    ------                                  ----           ----

Real estate, at cost                                      $  96,913      $  67,676
     Less:  accumulated depreciation                          6,621          6,164
                                                          ---------      ---------
                                                             90,292         61,512

Properties held for sale                                         --          4,624
Cash and cash equivalents                                       851            518
Restricted cash                                               6,973          9,861
Deferred expenses (net of accumulated amortization
     of $698 and $634 in 1999 and 1998, respectively)           544            429
Rent receivable                                               1,793          1,693
Other assets                                                     47            281
                                                          ---------      ---------

                                                          $ 100,500      $  78,918
                                                          =========      =========


         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Mortgage notes payable                                    $  62,422      $  41,519
Accrued interest payable                                        201            216
Accounts payable and other liabilities                          131            179
                                                          ---------      ---------
                                                             62,754         41,914
                                                          ---------      ---------
Partners' capital (deficit):
     General Partner                                           (259)          (274)
     Limited Partners ($100 per Unit,
        500,000 Units authorized, 477,167
        Units issued and outstanding)                        38,005         37,278
                                                          ---------      ---------
           Total partners' capital                           37,746         37,004
                                                          ---------      ---------

                                                          $ 100,500      $  78,918
                                                          =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per unit amounts)

                     Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)



                                                Quarter Ended
                                                  March 31,
                                                  ---------
                                               1999       1998
                                               ----       ----
Revenues:
     Rental                                  $2,257     $1,584
     Interest and other                         161         28
                                             ------     ------
                                              2,418      1,612
                                             ------     ------

Expenses:

     Interest                                 1,075        491
     Depreciation                               457        282
     Amortization of deferred expenses           64         34
     General, administrative, and other         181        123
                                             ------     ------
                                              1,777        930
                                             ------     ------

Income before gain on sale of properties        641        682
Gain on sale of properties                      709         --
                                             ------     ------

Net income                                   $1,350     $  682
                                             ======     ======

Net income per Unit of limited
         partnership interest                $ 2.77     $ 1.40
                                             ======     ======


     See accompanying notes to unaudited consolidated financial statements.

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                     Quarters ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                    Quarter Ended
                                                                      March 31,
                                                                      ---------
                                                                   1999          1998
                                                                   ----          ----
Cash flows from operating activities:
     Net income                                                $  1,350      $    682
                                                               --------      --------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                                521           316
       Gain on sale of properties                                  (709)           --
       Other, net                                                    71            49
                                                               --------      --------
       Total adjustments                                           (117)          365
                                                               --------      --------
       Net cash provided by operating activities                  1,233         1,047
                                                               --------      --------

Cash flows from investing activities:
     Proceeds from sale of properties                             5,333            --
     Investments in real estate                                 (29,237)           --
                                                               --------      --------
       Net cash used in investing activities                    (23,904)           --
                                                               --------      --------

Cash flows from financing activities:
     Proceeds of mortgage notes payable                          21,208            --
     Decrease in restricted cash                                  2,888            --
     Increase in deferred expenses                                 (179)           --
     Principal payments on mortgage notes                          (305)         (180)
     Cash distributions to partners                                (608)         (609)
                                                               --------      --------
       Net cash provided by (used in) financing activities       23,004          (789)
                                                               --------      --------

Net increase in cash and cash equivalents                           333           258
Cash and cash equivalents at beginning of period                    518         2,181
                                                               --------      --------

Cash and cash equivalents at end of period                     $    851      $  2,439
                                                               ========      ========


Supplemental cash flow information:
Cash paid during the period for interest                      $   1,090      $    495
                                                              =========      ========

     See accompanying notes to unaudited consolidated financial statements.

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)



1.       The Partnership and Basis of Presentation
         -----------------------------------------

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein net leased to corporations or other entities.

         As of March 31, 1999, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,050 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

         Management of the partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

         Net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating 98% of the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for all periods presented.

         Certain amounts included in the prior year's financial statements have been reclassified to conform with the current year's presentation.

3.       The Partnership Agreement
         --------------------------

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

                                   NET 2 L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Continued
         ---------

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 1999 totaled $24.91 million ($50.96 to $52.90 per Unit, per close). On April 30, 1999, the cumulative preferred return that was unpaid at March 31, 1999 was reduced by a cash distribution to the Limited Partners for the quarter ended March 31, 1999 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on April 30, 1999.

4.       Properties
         ----------

         During the quarter ended March 31, 1999, the Partnership entered into the following real estate transactions:


                                                             Capitalized   Annualized    Expiration      Rentable
            Date of                                             Costs       Base Rent       Date          Square
          Acquisition   Tenant                 Location        ($000's)     ($000's)    (month/year)       Feet
          -----------   ------                 --------        --------    ----------    ------------      ----

          January 8     Associated Grocers     Ocala, FL       $20,071       $ 1,872         12/18        696,597
          March 23      Jones Apparel          Bristol, PA       9,166           768          7/13         96,000
                                                               -------        ------                      -------
                                                               $29,237        $2,640                      792,597
                                                               =======        ======                      =======


         On January 25, 1999, the Partnership sold thirteen of the fourteen NCS Properties for a net proceeds of approximately $5.333 million which resulted in a gain of approximately $709,000.

         The following unaudited pro forma operating information for the three months ended March 31, 1999 and 1998, were prepared as if the 1999 and 1998 acquisitions and dispositions were consummated as of January 1, 1998. The information do not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:

                                                         Pro Forma
                                           (In thousands, except per Unit amounts)
                                                  Quarter ended March 31,
                                                     1999       1998
                                                     ----       ----

                  Revenues                          $2,605     $2,543
                  Expenses                           1,963      2,005
                                                    ------     ------
                  Net income                        $  642     $  538
                                                    ======     ======

                  Net income per Unit of
                   limited partnership interest     $ 1.32     $ 1.10
                                                    ======     ======

                                   NET 2 L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Mortgage Notes Payable
         ----------------------
         During 1999, the Partnership obtained $21.208 million in mortgages secured by its Ocala, Florida and Bristol, Pennsylvania Properties. The mortgages bear interest at 7.25% per annum and mature in 2009. The notes require yearly payments of principal and interest of $1,332,000 and $571,000, respectively and balloon payments of $10,700,000 and $5,228,000, respectively at maturity.

6.       Related Party Transactions
         --------------------------
         The LCP Group, L.P., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the quarters ended March 31, 1999 and 1998, property management fees which are included in general and administrative expenses totaled $22,000 and $15,000, respectively.

         During 1999, an officer of the LCP Group and Lexington Corporate Properties Trust, affiliates of the General Partner received acquisition fees totaling $283,000 and $337,000, respectively.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


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

The unpaid cumulative preferred return at March 31, 1999 totaled $24.91 million ($50.96 to $52.90 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the first quarter 1999 distribution paid in April 1999.

During the quarter ended March 31, 1999, the Partnership entered into the following real estate transactions:


                                                       Capitalized    Annualized    Expiration     Rentable
    Date of                                               Costs        Base Rent       Date         Square
   Acquisition    Tenant                 Location        ($000's)       ($000's)    (month/year)     Feet
   -----------    ------                 --------        --------       --------    ------------     ----

   January 8      Associated Grocers     Ocala, FL       $20,071        $ 1,872         12/18      696,597
   March 23       Jones Apparel          Bristol, PA       9,166            768          7/13       96,000
                                                          -------        ------                    -------
                                                          $29,237        $2,640                    792,597
                                                          =======        ======                    =======


During 1999, the Partnership obtained $21.208 million in mortgages secured by its Ocala, Florida and Bristol, Pennsylvania Properties. The mortgages bear interest at 7.25% per annum and mature in 2009. The notes require yearly payments of principal and interest of $1,332,000 and $571,000, respectively and balloon payments of $10,700,000 and $5,228,000, respectively at maturity.

On January 25, 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.333 million which resulted in a gain of approximately $709,000.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

As of March 31, 1999, the restricted cash represents remaining proceeds from the refinanced loan of approximately $1.6 million and proceeds from the sale of properties under the Internal Revenue Code Section 1031, restricted for investment in future acquisitions.

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

Management will closely monitor the Partnership's entire Year 2000 compliance function and will develop contingent plans no later than the third quarter of 1999, if necessary.

Results of Operations ($000)
----------------------------

                                                            Increase (Decrease)
                                                            -------------------
                              Quarters ended March 31,         Quarter ended
                              ------------------------         -------------
                                 1999       1998               March 31,1999
                                 ----       ----               -------------

Total revenues                  $2,418     $1,612                 $  806
                                ------     ------                 ------
Total expenses
   Interest                      1,075        491                    584
   Depreciation                    457        282                    175
   Amortization                     64         34                     30
   General & administrative        181        123                     58
                                ------     ------                 ------
                                 1,777        930                    847
                                ------     ------                 ------
Income before gain on sale
   of properties                   641        682                    (41)
Gain on sale of properties         709         --                    709
                                ------     ------                 ------
Net income                      $1,350     $  682                 $  668
                                ======     ======                 ======

The changes in results of operations with respect to revenues, interest and depreciation for the quarter ended March 31, 1999 are primarily attributed to the operations of the real property investments acquired and additional debt financing in 1998 and first quarter 1999.

General and administrative expenses increased in the quarter ended March 31, 1999, due to property appraisals performed on all properties.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                -------------------------------------------------

The Partnership's exposure to market risk relates to its variable rate credit facility. As of March 31, 1999, the Partnership's variable rate indebtedness represented 39% of total long-term indebtedness. During the first quarter of 1999, this variable rate indebtedness had a weighted average interest rate of 8.13857%. Had the weighted average interest rate been 100 basis points higher, the Partnership's net income would have been approximately $61,000 less.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  Exhibit No.               Exhibit
                  -----------               -------
                          27                Financial Data Schedule

         (b) Reports on form 8-K filed during the first quarter ended March 31, 1999.

             (1) Form 8-K dated January 7, 1999, filed January 22, 1999. Provided financial information for certain acquired property located in Ocala, Florida and pro forma financial information for the Partnership.

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

                                                   NET 2 L.P.

                                                   By: Lepercq Net 2 L.P.
                                                       its general partner

                                                   By: Lepercq Net 2 Inc.
                                                       its general partner

Date:    May 14, 1999                              By: /s/ E. Robert Roskind
     -------------------------------------             -------------------------
                                                       E. Robert Roskind
                                                       President