Form 10-Q
period 1999-06-30
NET 2 L P
filed 1999-08-16
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from                   to
                                    -----------------     -----------------
     Commission File Number 33-25984
                            --------

                                   NET 2 L.P.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3497738
 -------------------------------                             ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 c/o Lexington Corporate Properties Trust
         355 Lexington Avenue
            New York,  NY                                           10017
-----------------------------------------                    ------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (212) 692-7200
                                                             ------------------
Securities registered pursuant to Section 12(b) of the Act:   None
-----------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:   Units of Limited
-----------------------------------------------------------
Partnership Interests

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

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except Units and per Unit amounts)

                 June 30, 1999 (Unaudited) and December 31, 1998

                                                                        June 30,                December 31,

                              Assets                                      1999                      1998
                              ------                                      ----                      ----

Real estate, at cost                                                 $     99,169              $     67,676
   Less:  accumulated depreciation                                          7,133                     6,164
                                                                        ---------                   -------
                                                                           92,036                    61,512

Properties held for sale                                                     -                        4,624
Cash and cash equivalents                                                   1,114                       518
Restricted cash                                                             4,827                     9,861
Deferred expenses (net of accumulated amortization
   of $753 and $634 in 1999 and 1998, respectively)                           489                       429
Rent receivable                                                             1,965                     1,693
Other assets                                                                   33                       281
                                                                        ---------                   -------

                                                                     $    100,464              $     78,918
                                                                          =======                    ======

                 Liabilities and Partners' Capital
                 ---------------------------------
Mortgage notes payable                                               $     62,067              $     41,519
Accrued interest payable                                                      194                       216
Accounts payable and other liabilities                                        322                       179
                                                                        ---------                   -------
                                                                           62,583                    41,914
                                                                         --------                    ------
Partners' capital (deficit):
   General Partner                                                           (256)                     (274)
   Limited Partners ($100 per Unit, 500,000 Units
     authorized, 477,167 Units issued and outstanding)                     38,137                    37,278
                                                                         --------                    ------
        Total partners' capital                                            37,881                    37,004
                                                                         --------                    ------

                                                                     $    100,464              $     78,918
                                                                          =======                    ======



     See accompanying notes to unaudited consolidated financial statements.

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per Unit amounts)

                Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,

                                                   1999              1998               1999              1998
                                                 --------          --------           --------          --------
Revenues:
   Rental                                      $     2,687      $     1,673         $     4,944    $     3,257
   Interest and other                                   11               36                 172             64
                                                    ------           ------               -----         ------
                                                     2,698            1,709               5,116          3,321
                                                     -----            -----               -----          -----
Expenses:

   Interest expense                                  1,194              476               2,269            967
   Depreciation                                        512              282                 969            564
   Amortization of deferred expenses                    55               34                 119             68
   General, administrative and other                   193              169                 374            292
                                                    ------            -----              ------         ------
                                                     1,954              961               3,731          1,891
                                                     -----            -----               -----          -----
Income before gain on sale
   of properties                                       744              748               1,385          1,430
   Gain on sale of properties                         -                -                    709           -
                                                     -----            -----               -----         ------

Net income                                     $       744      $       748         $     2,094    $     1,430
                                                     =====            =====               =====          =====


Net income per Unit of limited
     partnership interest                      $      1.53      $      1.54         $      4.30    $      2.94
                                                      ====             ====                ====           ====



     See accompanying notes to unaudited consolidated financial statements.

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                              1999                 1998
                                                                              ----                 ----
Cash flows from operating activities:
   Net income                                                            $    2,094            $    1,430
                                                                              -----                 -----
   Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation and amortization                                            1,088                   632
     Gain on sale of properties                                                (709)                 -
     Increase in rent receivable                                               (272)                  (99)
     Other, net                                                                 369                   (66)
                                                                             ------                ------
     Total adjustments                                                          476                   467
                                                                             ------                ------
   Net cash provided by operating activities                                  2,570                 1,897
                                                                              -----                 -----

Cash flows from investing activities:

   Proceeds from sale of properties, net                                      5,333                   600
   Decrease in restricted cash                                                5,034                  -
   Acquisition of properties                                                (31,493)                 -
                                                                            -------                ------
   Net cash (used in) provided by investing activities                      (21,126)                  600
                                                                            -------                ------

Cash flows from financing activities:

   Principal payments on mortgage notes                                        (659)                 (957)
   Proceeds of mortgage notes payable                                        21,207                  -
   Increase in deferred expenses                                               (179)                 -
   Cash distributions to partners                                            (1,217)               (1,217)
                                                                            -------                 -----
   Net cash provided by (used in) financing activities                       19,152                (2,174)
                                                                             ------                 -----

Net increase in cash and cash equivalents                                       596                   323
Cash and cash equivalents at beginning of period                                518                 2,181
                                                                             ------                 -----
Cash and cash equivalents at end of period                               $    1,114            $    2,504
                                                                              =====                 =====


Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                              $    2,291            $      712
                                                                              =====                   ===

     See accompanying notes to unaudited consolidated financial statements.

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

                                   (Unaudited)

1.       The Partnership and Basis of Presentation
         -----------------------------------------
         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in net leased real estate properties or interests therein.

         As of June 30, 1999, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,500 limited partners.

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

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at June 30, 1999 totaled $25.63 million ($52.46 to $54.40 per Unit, per close). On July 30, 1999, the cumulative preferred return that was unpaid at June 30, 1999 was reduced by a cash distribution to the Limited Partners for the quarter ended June 30, 1999 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on July 30, 1999.

4.       Properties
         ----------
         During the six months ended June 30, 1999, the Partnership entered into the following real estate transactions:

                                                                                             Lease         Net
                                                             Capitalized    Annualized    Expiration    Rentable
           Date of                                              Costs        Base Rent       Date        Square
         Acquisition  Tenant                  Location        ($000's)       ($000's)    (month/year)     Feet
         -----------  ------                  --------        --------       --------    ------------     ----
         January 8    Associated Grocers     Ocala, FL        $  20,071     $   1,872        12/18      696,597
         March 23     Jones Apparel          Bristol, PA          9,202           768        7/13        96,000
         June 29      Wal-Mart Stores, Inc.  Jacksonville, AL     2,220           146        1/09        56,132
                                                                -------        ------                  --------
                                                              $  31,493     $   2,786                   848,729
                                                                 ======         =====                   =======

         On January 25, 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million which resulted in a gain of approximately $709,000.

         The Jacksonville, Alabama Property was acquired in cash.

         The following unaudited pro forma operating information for the six months ended June 30, 1999 and 1998, were prepared as if the 1999 and 1998 acquisitions and dispositions were consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:


                                          Pro Forma
                           (In thousands, except per Unit amounts)

                                                           Six months ended June 30,
                                                             1999             1998

          Revenues                                       $   5,375         $  5,269
          Expenses                                           3,941            4,051
                                                             -----            -----
          Net income                                     $   1,434         $  1,218
                                                             =====            =====

          Net income per Unit of

             limited partnership interest                $    2.95         $   2.50
                                                              ====             ====

                     NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Notes Payable
         ----------------------
         During 1999, the Partnership obtained approximately $14.63 million and $6.58 million in mortgages secured by its Ocala, Florida and Bristol, Pennsylvania Properties, respectively. The mortgages bear interest at 7.25% per annum and matures on February 1, 2009 and April 1, 2009, respectively. Balloon payments of $10,700,000 and $5,228,000 are required at maturity. The notes require yearly payments of principal and interest of $1,332,000 and $571,000, respectively.

6.       Related Party Transactions
         --------------------------
         The LCP Group, L.P., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the six months ended June 30, 1999 and 1998, property management fees, which are included in general and administrative expenses, totaled $47,000 and $31,000, respectively.

         During 1999, the Partnership paid Lexington Corporate Properties Trust, whose chairman is an officer of the General Partner, acquisition fees totalling $337,000.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The Partnership attempts to maintain a working capital reserve equal to 1.5% of the gross proceeds of its offering, which is anticipated to be sufficient to satisfy liquidity requirements. Liquidity could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The unpaid cumulative preferred return at June 30, 1999 totaled $25.63 million ($52.46 to $54.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the second quarter 1999 distribution paid in July 1999.

During the six months ended June 30, 1999, the Partnership entered into the following real estate transactions:

                                                                                      Lease         Net
                                                        Capitalized    Annualized    Expiration    Rentable
     Date of                                              Costs        Base Rent       Date        Square
   Acquisition  Tenant                  Location        ($000's)       ($000's)    (month/year)     Feet
   -------------------                  --------        -----------    ----------  ------------    --------
   January 8    Associated Grocers     Ocala, FL        $  20,071     $   1,872        12/18      696,597
   March 23     Jones Apparel          Bristol, PA          9,202           768        7/13        96,000
   June 29      Wal-Mart Stores, Inc.  Jacksonville, AL     2,220           146        1/09        56,132
                                                          -------        ------                  --------
                                                        $  31,493     $   2,786                   848,729
                                                           ======         =====                   =======

On January 25, 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million, which resulted in a gain of approximately $709,000.

The Jacksonville, Alabama Property was acquired in cash.

During 1999, the Partnership obtained approximately $14.63 million and $6.58 million in mortgages secured by its Ocala, Florida and Bristol, Pennsylvania Properties, respectively. The mortgages bear interest at 7.25% per annum and matures on February 1, 2009 and April 1, 2009, respectively. Balloon payments of $10,700,000 and $5,228,000 are required at maturity. The notes require yearly payments of principal and interest of $1,332,000 and $571,000, respectively.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

As of June 30, 1999, the restricted cash represents remaining proceeds from the refinanced loan of approximately $1.6 million and proceeds from the sale of properties under the Internal Revenue Code Section 1031, restricted for investment in future acquisitions.

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

The vendor that provides the Partnership's existing general ledger software has released a compliant version of its product, which the Partnership is currently using. The cost of the general ledger system did not have a material effect on the Partnership's financial condition or results of operations. The Partnership's properties, which have no scheduled lease expirations prior to August 18, 2002, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Partnership has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The cost associated with the effect to make the embedded systems Year 2000 compliant is the tenant's responsibility. However, no assurances can be given that the properties embedded systems will be Year 2000 compliant by December 31, 1999 and compliance costs, if any, incurred by the Partnership would not be significant.

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

Results of Operations (In thousands)
------------------------------------


                                                                                        Increase (Decrease)
                                  Three months ended       Six months ended             -------------------
                                       June 30,                June 30,           Three months       Six months
                                       --------                --------               ended             ended
                                    1999       1998         1999       1998       June 30, 1999     June 30, 1999
                                    -----      -----        ----       -----      -------------     -------------
Total revenues                   $  2,698   $  1,709      $ 5,116    $ 3,321      $      989       $   1,795
                                    -----      -----        -----      -----             ---           -----

Total expenses
 Interest                           1,194        476        2,269        967             718           1,302
 Depreciation                         512        282          969        564             230             405
 Amortization                          55         34          119         68              21              51
 General, administrative
  and other                           193        169          374        292              24              82
                                   ------       ----       ------     ------           -----         -------
                                    1,954        961        3,731      1,891             993           1,840
                                    -----       ----        -----      -----             ---           -----
Income before gain on sale
 of properties                   $    744   $    748      $ 1,385    $ 1,430      $       (4)      $     (45)
                                   ======       ====        =====      =====           =====          ======


The results of operations for the three and six months ended June 30, 1999 are primarily attributable to the acquisition and operation of the real property investments acquired from 1989 to 1999 and interests earned on interest-bearing bank investments.

Total revenues for the three and six months ended June 30, 1999 increased due to properties acquired in third quarter 1998 and first quarter 1999. Interest and other income, included in total revenues, increased due to interest earned on escrow accounts, restricted under Internal Revenue Code Section 1031 for property investments.

Interest, depreciation and amortization expenses increased in the three and six months ended June 30, 1999 due to acquisitions and additional debt financing in third quarter 1998 and first quarter 1999.

General and administrative expenses increased in the three and six months ended June 30, 1999 due to property appraisals performed on all properties.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                ------------------------------------------------
The Partnership's exposure to market risk relates to its variable rate credit facility. As of June 30, 1999, the Partnership's variable rate indebtedness represented 39% of total long-term indebtedness. For the three and six months ended June 30, 1999, the variable rate indebtedness had a weighted average interest rate of 8.07781% and 8.11032%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income for the three and six months ended June 30, 1999, would have been approximately $61,000 and $122,000 less, respectively.

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

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.
                       Exhibit No.               Exhibit
                       -----------               -------
                                27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the second quarter
                      ended June 30, 1999.

                     (1) Form 8-K dated March 23, 1999, filed April 7, 1999.
                         Provided financial information for certain acquired property located in Bristol, Pennsylvania and pro forma financial information for the Partnership.

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

                                           NET 2 L.P.

                                           By:   Lepercq Net 2 L.P.
                                                 its general partner

                                           By:   Lepercq Net 2 Inc.
                                                 its general partner

Date: August 16,1999                       By:  /s/ E. Robert Roskind
     ----------------                         --------------------------
                                                 E. Robert Roskind
                                                 President