Form 10-Q
period 1999-09-30
NET 2 L P
filed 1999-11-15
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _____________ to ____________ Commission File Number 33-25984

                                   NET 2 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      Delaware                             13-3497738
           -------------------------------              ----------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)

         c/o Lexington Corporate Properties Trust
                   355 Lexington Avenue
                       New York, NY                           10017
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code         (212) 692-7200
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:   None
-----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------
Units of Limited Partnership Interests

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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except Units and per Unit amounts)

              September 30, 1999 (Unaudited) and December 31, 1998

                                                            September 30,     December 31,
                              Assets                            1999              1998
                              ------                            ----              ----
Real estate, at cost                                         $ 103,768           $  67,676
   Less:  accumulated depreciation                               7,649               6,164
                                                             ---------           ---------
                                                                96,119              61,512

Properties held for sale                                             -               4,624
Cash and cash equivalents                                        1,042                 518
Restricted cash                                                      -               9,861
Deferred expenses, net                                             454                 429
Rent receivable                                                  2,101               1,693
Other assets                                                        27                 281
                                                             ---------           ---------

                                                             $  99,743           $  78,918
                                                             =========           =========



                 Liabilities and Partners' Capital
                 ---------------------------------

Mortgage notes payable                                       $  61,335           $  41,519
Accrued interest payable                                           200                 216
Accounts payable and other liabilities                             126                 179
                                                             ---------           ---------
                                                                61,661              41,914
                                                             ---------           ---------
Partners' capital (deficit):
   General Partner                                                (252)               (274)
   Limited Partners ($100 per Unit, 500,000 Units
     authorized, 477,167 Units issued and outstanding)          38,334              37,278
                                                             ---------           ---------
                                                                38,082              37,004
                                                             ---------           ---------

                                                             $  99,743           $  78,918
                                                             =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per Unit amounts)

             Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                   1999              1998               1999              1998
                                                   ----              ----               ----              ----
Revenues:
   Rental                                         $2,624            $1,732             $7,568            $4,989
   Interest and other                                 64                11                236                75
                                                  ------            ------             ------            ------
                                                   2,688             1,743              7,804             5,064
                                                  ------            ------             ------            ------
Expenses:
   Interest expense                                1,213               553              3,482             1,520
   Depreciation                                      539               317              1,508               881
   Amortization of deferred expenses                  34                34                153               102
   General and administrative                        153               155                527               436
                                                  ------            ------             ------            ------
                                                   1,939             1,059              5,670             2,939
                                                  ------            ------             ------            ------
Income before gain on sale
   of properties, net                                749               684              2,134             2,125
   Gain on sale of properties, net                    61             4,527                770             4,516
                                                  ------            ------             ------            ------

Net income                                        $  810            $5,211             $2,904            $6,641
                                                  ======            ======             ======            ======


Net income per Unit of limited
     partnership interest                         $ 1.66            $10.70             $ 5.96            $13.64
                                                  ======            ======             ======            ======


 See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                           1999            1998
                                                           ----            ----
Net cash provided by operating activities               $  3,531        $  3,267
                                                        --------        --------

Cash flows from investing activities:
   Proceeds from sale of properties, net                   5,702          11,801
   Decrease in restricted cash                             9,861               -
   Acquisition of properties                             (36,382)        (23,827)
                                                        --------        --------
   Net cash used in investing activities                 (20,819)        (12,026)
                                                        --------        --------

Cash flows from financing activities:
   Principal payments on mortgage notes                   (1,391)         (1,147)
   Proceeds of mortgage notes payable                     21,207           9,863
   Increase in deferred expenses                            (178)              -
   Cash distributions to partners                         (1,826)         (1,826)
                                                        --------        --------
   Net cash provided by financing activities              17,812           6,890
                                                        --------        --------

Net change in cash and cash equivalents                      524          (1,869)
Cash and cash equivalents at beginning of period             518           2,181
                                                        --------        --------
Cash and cash equivalents at end of period              $  1,042        $    312
                                                        ========        ========


Supplemental disclosure of cash flow information:

   Cash paid during the period for interest             $  3,498        $  1,527
                                                        ========        ========


 See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in net leased real estate properties or interests therein.

         As of September 30, 1999, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,000 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to present a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Certain amounts included in the prior year's financial statements have been reclassified to conform to the current year's presentation.

3.       The Partnership Agreement

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 1999 totaled $26.34 million ($53.96 to $55.90 per Unit, per close). On October 29, 1999, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on October 29, 1999.

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Properties

         During the nine months ended September 30, 1999, the Partnership entered into the following real estate transactions:

                                                                                             Lease           Net
                                                             Capitalized    Annualized    Expiration      Rentable
           Date of                                              Costs        Base Rent       Date          Square
         Acquisition  Tenant                  Location        ($000's)       ($000's)    (month/year)       Feet
         -----------  ------                  --------        --------       --------    ------------       ----
         January 8    Associated Grocers     Ocala, FL        $  20,071     $   1,872        12/18        696,597
         March 23     Jones Apparel          Bristol, PA          9,202           768        7/13          96,000
         June 29      Wal-Mart Stores, Inc.  Jacksonville, AL     2,220           146        1/09          56,132
         August 4     Stone Container Corp.  Columbia, SC         4,889           465        8/12         185,960
                                                                -------        ------                  ----------

                                                              $  36,382     $   3,251                   1,034,689
                                                                 ======         =====                   =========

         On January 25, 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million, which resulted in a gain of approximately $709,000.

         The Jacksonville, Alabama and Columbia, South Carolina Properties were purchased in cash from Lexington Corporate Properties Trust, whose chairman is president of the General Partner.

         On September 22, 1999, the Partnership sold the remaining NCS property for net proceeds of approximately $369,000, which resulted in a gain of approximately $61,000.

         The following unaudited pro forma operating information for the nine months ended September 30, 1999 and 1998, was prepared as if all acquisitions and dispositions were consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:

                                                                                    Pro Forma
                                                                     (In thousands, except per Unit amounts)
                                                                         Nine months ended September 30,
                                                                              1999             1998
                                                                              ----             ----
                  Revenues                                                 $   8,316         $  8,128
                  Expenses                                                     5,942            6,123
                                                                               -----            -----
                  Net income                                               $   2,374         $  2,005
                                                                               =====            =====

                  Net income per Unit of
                     limited partnership interest                          $    4.88         $   4.12
                                                                                ====             ====

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       Mortgage Notes Payable

         During 1999, the Partnership obtained approximately $14.63 million and $6.58 million in mortgages secured by its Ocala, Florida and Bristol, Pennsylvania Properties, respectively. The mortgages bear interest at 7.25% per annum and mature on February 1, 2009 and April 1, 2009, respectively. Balloon payments of $10,700,000 and $5,228,000 are required at maturity. The notes require yearly payments of principal and interest of $1,332,000 and $571,000, respectively.

6.       Related Party Transactions

         The LCP Group, L.P., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the nine months ended September 30, 1999 and 1998, property management fees, which are included in general and administrative expenses, totaled $71,000 and $48,000, respectively.

         During 1999, the Partnership paid Lexington Corporate Properties Trust, whose chairman is an officer of the General Partner, acquisition and disposition fees totaling $337,000. In addition, the Jacksonville, Alabama and Columbia, South Carolina Properties were purchased from Lexington Corporate Properties Trust.

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

The unpaid cumulative preferred return at September 30, 1999 totaled $26.34 million ($53.96 to $55.90 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the distribution paid in October 1999.

During the nine months ended September 30, 1999, the Partnership entered into the following real estate transactions:

                                                                                             Lease             Net
                                                             Capitalized    Annualized    Expiration        Rentable
      Date of                                                   Costs        Base Rent       Date            Square
    Acquisition       Tenant                 Location         ($000's)       ($000's)    (month/year)         Feet
    -----------       ------                 --------         --------       --------    ------------         ----
   January 8      Associated Grocers      Ocala, FL         $    20,071     $   1,872        12/18          696,597
   March 23       Jones Apparel           Bristol, PA             9,202           768        7/13            96,000
   June 29        Wal-Mart Stores, Inc.   Jacksonville, AL        2,220           146        1/09            56,132
   August 4       Stone Container Corp.   Columbia, SC            4,889           465        8/12           185,960
                                                                -------         -----                    ----------

                                                            $    36,382     $   3,251                     1,034,689
                                                                 ======         =====                     =========


On January 25, 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million, which resulted in a gain of approximately $709,000.

The Jacksonville, Alabama and Columbia, South Carolina Properties were purchased in cash from Lexington Corporate Properties Trust whose chairman is president of the General Partner.

On September 22, 1999, the Partnership sold the remaining NCS property for net proceeds of approximately $369,000, which resulted in a gain of approximately $61,000.

During 1999, the Partnership obtained approximately $14.63 million and $6.58 million in mortgages secured by its Ocala, Florida and Bristol, Pennsylvania Properties, respectively. The mortgages bear interest at 7.25% per annum and mature on February 1, 2009 and April 1, 2009, respectively. Balloon payments of $10,700,000 and $5,228,000 are required at maturity. The notes require yearly payments of principal and interest of $1,332,000 and $571,000, respectively.

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

Management has closely monitored the Partnership's entire Year 2000 compliance function. At this time, the Partnership has not developed and does not anticipate developing any contingency plans with respect to the Year 2000 issue.

Results of Operations (in thousands)
------------------------------------

                                                                                     Increase (Decrease)
                                                                         ----------------------------------------
                            Three months ended      Nine months ended    Three months ended     Nine months ended
                               September 30,          September 30,         September 30,         September 30,
                             1999       1998        1999       1998             1999                  1999
                             ----       ----        ----       ----             ----                  ----
Total revenues             $  2,688   $ 1,743     $  7,804   $  5,064      $     945             $   2,740
                              -----     -----        -----      -----            ---                 -----

Total expenses
 Interest                     1,213       553        3,482      1,520            660                 1,962
 Depreciation                   539       317        1,508        881            222                   627
 Amortization                    34        34          153        102            -                      51
 General, administrative
  and other                     153       155          527        436             (2)                   91
                             ------    ------       ------     ------          -----               -------
                              1,939     1,059        5,670      2,939            880                 2,731
                             ------    ------       ------     ------          -----               -------
Income before gain on
 sale of properties, net   $    749   $   684     $  2,134   $  2,125      $      65             $       9
                             ======    ======        =====      =====           ====               =======

The results of operations for the three and nine months ended September 30, 1999 are primarily attributable to the acquisition and operation of the real property investments acquired from 1989 to 1999.

Total revenues for the three and nine months ended September 30, 1999 increased due to the net effect of properties acquired in the first three quarters of 1999, offset by property sales.

Interest, depreciation and amortization expense increased in the three and nine months ended September 30, 1999 due to acquisitions and additional debt financing in the first three quarters of 1999.

General and administrative expenses increased in the nine months ended September 30, 1999 due to property appraisals performed on properties.

                  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
                  ------------------------------------------------

The Partnership's exposure to market risk relates to its variable rate credit facility. As of September 30, 1999, the Partnership's variable rate indebtedness represented 39% of total long-term indebtedness. For the three and nine months ended September 30, 1999, the variable rate indebtedness had a weighted average interest rate of 8.42% and 8.21%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income for the three and nine months ended September 30, 1999, would have been approximately $62,000 and $185,000 less, respectively.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.
                           Exhibit No.               Exhibit
                           -----------               -------
                                    27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the third quarter ended
                      September 30, 1999.

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

                                                  NET 2 L.P.

                                                  By: Lepercq Net 2 L.P.
                                                      its general partner

                                                  By: Lepercq Net 2 Inc.
                                                      its general partner

Date: November 15, 1999                           By: /s/ E. Robert Roskind
      -----------------                               -----------------------
                                                      E. Robert Roskind
                                                      President