Form 10-K405
period 1999-12-31
NET 2 L P
filed 2000-03-30
CIK 843756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 33-25984

                                   NET 2 L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                13-3497738
            (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

        C/O LEXINGTON CORPORATE PROPERTIES TRUST                                  10017
                  355 LEXINGTON AVENUE                                          (ZIP CODE)
                      NEW YORK, NY
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 692-7200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     UNITS OF LIMITED PARTNERSHIP INTERESTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     There is no active public market for the units of limited partnership interests issued by the Registrant.

                                NOT APPLICABLE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     NONE.

                                    PART I.

FORWARD LOOKING STATEMENTS

     When used in this Form 10-K Report, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate partnership, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     The General Partner of the Partnership is Lepercq Net 2 L.P.; a Delaware limited partnership (the "General Partner"). Lepercq Net 2 Inc. is the general partner of the General Partner. The directors and executive officers of Lepercq Net 2 Inc. are discussed in PART III, Item 10 (Directors and Executive Officers of the Registrant). Leased Properties Management, Inc., an affiliate of Lepercq Net 2 Inc., performs certain property management services in connection with the operation of the Partnership's business.

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

     The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preservation and protection of the capital of the limited partners of the Partnership, (ii) providing increasing cash available for distributions, (iii) providing tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

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

     Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31:

PROPERTY                                                      1999    1998    1997
--------                                                      ----    ----    ----
Ocala, FL...................................................   21%     --      --
Wilsonville, OR.............................................   15%     --      --
Westland, MI................................................    9%     12%     --
Tranzonic (*)...............................................    9%     12%     14%
Total Petroleum (**)........................................    8%     12%     14%
NCS (***)...................................................   --      10%     11%
Art Institute of Seattle (****).............................   --      --      19%

---------------
   (*) These properties consist of two office/warehouse facilities, one in Ohio and one in Arizona.

  (**) These properties consist of thirteen retail stores and were sold on December 28, 1999.

 (***) These properties consist of fourteen retail stores and were sold on January 25, 1999.

(****) This property was sold on September 29, 1998.

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

     The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington subject to review of any such transactions by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership units in controlled subsidiaries, cash or a combination thereof. Lexington provides the Partnership with various administrative services.

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

     From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's Properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties, or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's financial condition and results of operations, including funds from operations.

  Employees

     The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

     Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 1999:

                                                                                                  LEASE(S)        NET
                                                                     ACQUISITION   ANNUALIZED    EXPIRATION    RENTABLE
DATE OF                                                                 COST       BASE RENT        DATE        SQUARE
ACQUISITION               TENANT                    LOCATION          ($000'S)      ($000'S)    (MONTH/YEAR)     FEET
-----------               ------                    --------         -----------   ----------   ------------   ---------
2/28/89       Tranzonic Cos. ...............  Highland Heights, OH     $ 5,821       $  702        03/09          94,657
2/28/89       Tranzonic Cos. ...............  Tempe, AZ                  1,548          186        03/09          49,951
3/5/90        Everest & Jennings............  Earth City, MO             4,377          323        08/02         147,000
9/14/90       Ameritech Services, Inc. .....  Columbus, OH               2,450          245        08/05          20,000
9/28/90       RCS of Tucson.................  Tucson, AZ                 1,681          357        09/10          28,591
6/22/94       Kohl's Dept. Stores...........  Eau Claire, WI             4,187          435        01/15          76,164
12/23/94      A-Copy, Inc. .................  Milford, CT                2,949          315        12/04          27,360
6/5/97        Wal-Mart Stores, Inc. ........  Westland, MI               7,904          753        01/09         102,826
7/24/98       Best Buy Inc. ................  Canton, OH                 5,301          465        02/18          46,350
7/24/98       Best Buy Inc. ................  Spartanburg, SC            4,518          395        02/18          45,800
9/29/98       Hollywood Video Stores,         Wilsonville, OR           14,009        1,345        11/08         122,853
              Inc. .........................
1/8/99        Associated Grocers of           Ocala, FL                 20,071        1,872        12/18         696,597
              Florida.......................
6/29/99       Wal-Mart Stores, Inc. ........  Jacksonville, GA           2,211          146         1/09          56,132
8/4/99        Stone Container Corp. ........  Columbia, SC               4,898          465         8/12         185,960
                                                                       -------       ------                    ---------
                                                                       $81,925       $8,004                    1,700,241
                                                                       =======       ======                    =========

     In January 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million, which resulted in a gain of approximately $709,000.

     In March 1999, the Partnership purchased a property located in Bristol, Pennsylvania for approximately $9.2 million. The Partnership obtained approximately $6.58 million in mortgage debt secured by the property.

     In September 1999, the Partnership sold the remaining NCS property for net proceeds of approximately $369,000, which resulted in a gain of approximately $60,000.

     In December 1999, the Partnership sold the property located in Bristol, Pennsylvania and one in Southborough, Massachusetts for approximately $13.2 million. The Bristol, Pennsylvania and Southborough, Massachusetts Properties were sold to Lexington, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner. The sale resulted in a net gain of approximately $276,000.

     In December 1999, the Partnership sold twelve properties located in Michigan for approximately $7.7 million. The sale resulted in a loss of approximately $261,000.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of Unit holders.

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

     As of December 31, 1999, there were 1,983 investors holding 477,167 limited partnership units.

     The Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1999 was $5.00.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, (in thousands, except per Unit data):

                            1999              1998              1997             1996             1995
                       --------------   ----------------   --------------   --------------   --------------
Rental revenue.......     $10,086            $6,871            $5,934           $5,442           $5,146
                       ==============   ================   ==============   ==============   ==============
Net income...........     $ 3,411            $6,992            $2,364           $2,308           $2,278
                       ==============   ================   ==============   ==============   ==============
Net income per Unit
  of limited
  partnership
  interests(*).......  $6.24 to $7.53   $12.62 to $15.55   $4.20 to $5.30   $4.02 to $5.23   $3.87 to $5.23
                       ==============   ================   ==============   ==============   ==============
Total assets.........     $90,433           $78,918           $55,001          $50,002          $47,658
                       ==============   ================   ==============   ==============   ==============
Mortgage notes
  payable............     $51,927           $41,519           $22,106          $17,181          $14,721
                       ==============   ================   ==============   ==============   ==============
Cash distributions
  per Unit of limited
  partnership
  interests..........      $5.00             $5.00             $5.00            $5.00            $5.00
                       ==============   ================   ==============   ==============   ==============

---------------
(*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

     The above financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

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

     The unpaid cumulative preferred return at December 31, 1999 totaled $27.057 million ($55.46 to $57.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the fourth quarter 1999 distribution paid on January 31, 2000.

     Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

     During the year ended December 31, 1999, the Partnership acquired the following properties:

                                                                                                     LEASE          NET
                                                                       CAPITALIZED   ANNUALIZED    EXPIRATION    RENTABLE
DATE OF                                                                   COSTS      BASE RENT        DATE        SQUARE
ACQUISITION                  TENANT                     LOCATION        ($000'S)      ($000'S)    (MONTH/YEAR)     FEET
-----------                  ------                     --------       -----------   ----------   ------------   ---------
1/8/99        Associated Grocers of Florida.......  Ocala, FL            $20,071       $1,872        12/18         696,597
3/23/99       Jones Apparel.......................  Bristol, PA            9,203          778        07/13          96,000
6/29/99       Wal-Mart Stores, Inc. ..............  Jacksonville, AL       2,211          146        01/09          56,132
8/4/99        Stone Container Corp. ..............  Columbia, SC           4,898          465        08/12         185,960
                                                                         -------       ------                    ---------
                                                                         $36,383       $3,261                    1,034,689
                                                                         =======       ======                    =========

     On January 8, 1999, the Partnership obtained approximately $14.63 million in mortgages secured by its Ocala, Florida Property. The mortgage bears interest at 7.25% per annum and matures on February 1, 2009. A balloon payment of $10,700,000 is required at maturity. The note requires yearly payment of principal and interest of $1,332,000.

     The Jacksonville and the Columbia Properties were purchased from Lexington.

     In January 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million, which resulted in a gain of approximately $709,000.

     In September 1999, the Partnership sold the remaining NCS property for net proceeds of approximately $369,000, which resulted in a gain of approximately $60,000.

     In December 1999, the Partnership sold the property located in Bristol, Pennsylvania and one in Southborough, Massachusetts for approximately $13.2 million. The Bristol and the Southborough Properties were sold to Lexington. Lexington assumed mortgage indebtedness in its purchase of these properties of approximately $9.1 million. The sale resulted in a net gain of approximately $276,000.

     In December 1999, the Partnership sold twelve properties located in Michigan for approximately $7.7 million. The sale resulted in a loss of approximately $261,000.

     As of December 31, 1999, the restricted cash represents proceeds from the sale of properties restricted for investment in future acquisitions.

     On October 29, 1998, the Partnership received an increase and an extension on the line of credit of up to $24.5 million from Nations Credit Commercial Corporation bearing interest at a rate of 315 basis points over LIBOR. As of December 31, 1999, the outstanding balance on the line of credit was $23.59 million with an interest rate of 9.63%. The line of credit matures on May 1, 2000. The Partnership is currently exploring opportunities to either extend or refinance this agreement.

  Impact of Year 2000

     To date there have been no situations that the General Partner is aware of, where the Year 2000 issue has caused a computer system that effects the Partnership or any of its properties to function improperly.

  Results of Operations

                                                                            INCREASE (DECREASE)
                                                                           ----------------------
                                             1999       1998      1997     1999-1998    1998-1997
                                            -------    ------    ------    ---------    ---------
                                                               (IN THOUSANDS)
Total revenues............................  $10,334    $6,963    $6,083     $3,371        $880
                                            -------    ------    ------     ------        ----
Total expenses
Interest..................................    4,696     2,277     1,875      2,419         402
Depreciation..............................    2,049     1,238     1,074        811         164
Amortization..............................      187       154       136         33          18
General and administrative................      775       818       634        (43)        184
                                            -------    ------    ------     ------        ----
                                              7,707     4,487     3,719      3,220         768
                                            -------    ------    ------     ------        ----
Income before gain on sale of properties,
  net.....................................  $ 2,627    $2,476    $2,364     $  151        $112
                                            =======    ======    ======     ======        ====

     The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 1999, 1998 and 1997 are primarily attributable to the operations of the real property investments acquired and related mortgage debt assumed and obtained, as described above. Included in total revenues are interest and other revenues, which had increased $156,000 in 1999 and decreased $57,000 in 1998. The increase in interest and other income in 1999 resulted from interest earned from escrow accounts, restricted for investment in future acquisitions. The decrease in interest and other revenues in 1998, resulted from lower cash balances maintained.

     General and administrative expenses decreased in 1999 and increased in 1998 due to transactional expenses incurred in 1998 relating to the proposed partnership roll-up.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership's exposure to market risk relates to its variable rate credit facility. As of December 31, 1999, the Partnership's variable rate indebtedness represented 45% of total long-term indebtedness. During 1999, this variable rate indebtedness had a weighted average interest rate of 8.39%. Had the weighted average interest rate been 100 basis points higher, the Partnership's net income would have been approximately $242,000 less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................   12
Consolidated Balance Sheets at December 31, 1999 and 1998...   13
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................   14
Consolidated Statements of Changes in Partners' Capital
  (Deficit) for the years ended December 31, 1999, 1998 and
  1997......................................................   15
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   16
Notes to Consolidated Financial Statements..................  17-23
Consolidated Financial Statement Schedule
Real Estate and Accumulated Depreciation Schedule III.......  24-25

                          INDEPENDENT AUDITORS' REPORT

The Partners
Net 2 L.P.:

     We have audited the consolidated financial statements of Net 2 L.P. and consolidated subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 2 L.P. and consolidated subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 20, 2000

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                               EXCEPT UNITS AND PER
                                                                  UNIT AMOUNTS)
                                       ASSETS
Real estate, at cost:
  Buildings.................................................   $69,761      $55,963
  Land......................................................    12,164       11,713
                                                               -------      -------
                                                                81,925       67,676
  Less: accumulated depreciation............................     5,968        6,164
                                                               -------      -------
                                                                75,957       61,512
Properties held for sale....................................        --        4,650
Cash and cash equivalents...................................       566          518
Restricted cash.............................................    12,508        9,861
Deferred expenses, net of accumulated amortization of $184
  and $634 in 1999 and 1998, respectively...................       305          429
Rent receivable.............................................       957        1,667
Other assets................................................       140          281
                                                               -------      -------
                                                               $90,433      $78,918
                                                               =======      =======
                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage notes payable......................................   $51,927      $41,519
Accrued interest payable....................................       225          216
Accounts payable and accrued liabilities....................       301          179
                                                               -------      -------
                                                                52,453       41,914
                                                               -------      -------
Partners' capital (deficit):
  General Partner...........................................      (254)        (274)
  Limited Partners ($100 per Unit, 500,000 Units authorized,
     477,167 Units issued and outstanding)..................    38,234       37,278
                                                               -------      -------
  Total partners' capital...................................    37,980       37,004
                                                               -------      -------
                                                               $90,433      $78,918
                                                               =======      =======

          See accompanying notes to consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                   1999               1998               1997
                                              --------------    ----------------    --------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Revenues:
  Rental....................................  $       10,086    $          6,871    $        5,934
  Interest and other........................             248                  92               149
                                              --------------    ----------------    --------------
                                                      10,334               6,963             6,083
                                              --------------    ----------------    --------------
Expenses:
  Interest..................................           4,696               2,277             1,875
  Depreciation..............................           2,049               1,238             1,074
  Amortization of deferred expenses.........             187                 154               136
  General and administrative................             775                 818               634
                                              --------------    ----------------    --------------
                                                       7,707               4,487             3,719
                                              --------------    ----------------    --------------
Income before net gain from sale of
  properties................................           2,627               2,476             2,364
  Net gain from sale of properties..........             784               4,516                --
                                              --------------    ----------------    --------------
Net income..................................  $        3,411    $          6,992    $        2,364
                                              ==============    ================    ==============
Net income per Unit of limited partnership
  interest (*)..............................  $6.24 to $7.53    $12.62 to $15.55    $4.20 to $5.30
                                              ==============    ================    ==============

---------------
(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

          See accompanying notes to consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         GENERAL    LIMITED
                                                               TOTAL     PARTNER    PARTNERS
                                                              -------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
Partners' capital (deficit) at December 31, 1996............  $32,518     $(363)    $32,881
Net income..................................................    2,364        47       2,317
Cash distributions..........................................   (2,435)      (49)     (2,386)
                                                              -------     -----     -------
Partners' capital (deficit) at December 31, 1997............   32,447      (365)     32,812
Net income..................................................    6,992       140       6,852
Cash distributions..........................................   (2,435)      (49)     (2,386)
                                                              -------     -----     -------
Partners' capital (deficit) at December 31, 1998............   37,004      (274)     37,278
Net income..................................................    3,411        69       3,342
Cash distributions..........................................   (2,435)      (49)     (2,386)
                                                              -------     -----     -------
Partners' capital (deficit) at December 31, 1999............  $37,980     $(254)    $38,234
                                                              =======     =====     =======

          See accompanying notes to consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  3,411    $  6,992    $ 2,364
                                                              --------    --------    -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,236       1,392      1,210
     Increase in rents receivable...........................      (498)       (223)      (238)
     Net gain on sale of properties.........................      (784)     (4,516)        --
     Decrease (increase) in other assets....................       142        (140)      (111)
     Increase in accrued interest payable...................         9          81         35
     Increase (decrease) in accounts payable and other
       liabilities..........................................       122        (134)       110
                                                              --------    --------    -------
     Total adjustments......................................     1,227      (3,540)     1,006
                                                              --------    --------    -------
     Net cash provided by operating activities..............     4,638       3,452      3,370
                                                              --------    --------    -------
Cash flows from investing activities:
  Proceeds from sale of properties..........................    17,593      11,802         --
  (Increase) decrease in restricted cash....................    (2,648)     (9,861)       100
  Investments in real estate................................   (36,383)    (23,828)    (2,419)
                                                              --------    --------    -------
     Net cash used in investing activities..................   (21,438)    (21,887)    (2,319)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds of mortgage notes payable........................    21,207      34,363         --
  Principal payments on mortgage notes......................    (1,746)    (14,950)      (560)
  Increase in deferred expenses.............................      (178)       (206)        --
  Cash distributions to partners............................    (2,435)     (2,435)    (2,435)
                                                              --------    --------    -------
     Net cash provided by (used in) financing activities....    16,848      16,772     (2,995)
                                                              --------    --------    -------
Change in cash and cash equivalents.........................        48      (1,663)    (1,944)
Cash and cash equivalents at beginning of year..............       518       2,181      4,125
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $    566    $    518    $ 2,181
                                                              ========    ========    =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $  4,687    $  2,196    $ 1,840
                                                              ========    ========    =======

Supplemental disclosure of non-cash investing and financing activities:

  On June 6, 1997, in connection with the acquisition of a property in Westland, Michigan, the Partnership assumed approximately $4.7 million of first mortgage financing.

  In December 1999, the sale of the Bristol and the Southborough Properties resulted in an assumption of mortgage indebtedness of approximately $9.1 million.

          See accompanying notes to consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. THE PARTNERSHIP AND BASIS OF PRESENTATION

     Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. The Partnership terminates on December 31, 2028.

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

     As of December 31, 1999, there were 1,983 investors holding 477,167 limited partnership units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Partnership's financial statements are prepared on the accrual basis.

     The financial statements reflect the accounts of the Partnership, Net 2 Canton LLC and Net 2 Ocala LLC, on a consolidated basis. The Partnership owns 100% interest in each of Net 2 Canton LLC and Net 2 Ocala LLC.

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

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

     The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1999 and 1998, rent receivable consists of the excess of rental revenues on a straight-line basis over the rents collectible under the lease.

     Percentage rent is recognized on a cash basis. The percentage rents received for the years ended December 31, 1999, 1998 and 1997 were $170,000, $100,000 and $0, respectively.

     The Partnership considers all highly liquid instruments with maturity of three months or less from the date of purchase to be cash equivalents.

     As of December 31, 1999, the restricted cash represents proceeds from the sale of properties restricted for investment in future acquisitions.

     No provision for income taxes has been made as the liability for such taxes is that of the individual partners rather than of the Partnership.

     Deferred expenses are comprised of loan fees, which are amortized using the straight-line method over the term of the loans.

     Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each year and allocating the income attributable for that year to the Limited Partners. The weighted average number of Units outstanding for each of the years in the three-year ended December 31, 1999 was 477,167.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable, accounts payable and accrued liabilities are considered to be financial instruments and are carried at cost, which approximates fair value.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

4. INVESTMENTS IN REAL ESTATE

     Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 1999:

                                                                                                 LEASE(S)        NET
                                                                    ACQUISITION   ANNUALIZED    EXPIRATION    RENTABLE
DATE OF                                                                COST       BASE RENT        DATE        SQUARE
ACQUISITION              TENANT                    LOCATION          ($000'S)      ($000'S)    (MONTH/YEAR)     FEET
-----------              ------                    --------         -----------   ----------   ------------   ---------
2/28/89      Tranzonic Companies...........  Highland Heights, OH     $ 5,821       $  702         3/09          94,657
2/28/89      Tranzonic Companies...........  Tempe, AZ                  1,548          186         3/09          49,951
3/5/90       Everest & Jennings............  Earth City, MO             4,377          323         8/02         147,000
9/14/90      Ameritech Services Inc. ......  Columbus, OH               2,450          245         8/05          20,000
9/28/90      RCS of Tucson.................  Tucson, AZ                 1,681          357         9/10          28,591
6/22/94      Kohl's Dept. Stores...........  Eau Claire, WI             4,187          435         1/15          76,164
12/23/94     A-Copy, Inc. .................  Milford, CT                2,949          315        12/04          27,360
6/5/97       Wal-Mart Stores, Inc. ........  Westland, MI               7,904          753         1/09         102,826
7/24/98      Best Buy Inc. ................  Canton, OH                 5,301          465         2/18          46,350
7/24/98      Best Buy Inc. ................  Spartanburg, SC            4,518          395         2/18          45,800
9/29/98      Hollywood Video Stores,                                                                            122,853
             Inc. .........................  Wilsonville, OR           14,009        1,345        11/08
1/8/99       Associated Grocers of                                                                              696,597
             Florida.......................  Ocala, FL                 20,071        1,872        12/18
6/29/99      Wal-Mart Stores, Inc. ........  Jacksonville, AL           2,211          146         1/09          56,132
8/4/99       Stone Container Corp. ........  Columbia, SC               4,898          465         8/12         185,960
                                                                      -------       ------                    ---------
                                                                      $81,925       $8,004                    1,700,241
                                                                      =======       ======                    =========

     In January 1999, the Partnership sold thirteen of the fourteen NCS Properties for net proceeds of approximately $5.33 million, which resulted in a gain of approximately $709,000.

     In March 1999, the Partnership purchased a property located in Bristol, Pennsylvania for approximately $9.2 million. The Partnership obtained approximately $6.58 million in mortgage debt secured by the property.

     In September 1999, the Partnership sold the remaining NCS property for net proceeds of approximately $369,000, which resulted in a gain of approximately $60,000.

     In December 1999, the Partnership sold twelve properties located in Michigan for approximately $7.7 million. The sale resulted in a loss of approximately $261,000.

     In December 1999, the Partnership sold the property located in Bristol, Pennsylvania and one in Southborough, Massachusetts for approximately $13.2 million. The Bristol, Pennsylvania and the Southborough, Massachusetts Properties were sold to Lexington, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner. The sale resulted in a gain of approximately $276,000.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

3. THE PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not liable for the debts of the Partnership beyond their contributed capital.

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

     Distributable cash from capital transactions, as defined, is generally to be distributed 99% to the Limited Partners and 1% to the General Partner until each limited partner has received total distributions from capital transactions equal to an 11% cumulative non-compounded preferred return plus a return of its capital contribution. Thereafter, such distributions are to be made 85% to the Limited Partners and 15% to the General Partner. As of December 31, 1999, the Partnership has not made any distributions of proceeds from capital transactions.

     For financial reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash.

     Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 1999 totaled $27.057 million ($55.46 to $57.40 per Unit, per close). On January 31, 2000, the cumulative preferred return that was unpaid at December 31, 1999 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1999 totaling $596,459 ($1.25 per unit). The General Partner received a cash distribution of $12,173 on January 31, 2000.

     Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1999 was $5.00.

     Taxable income as defined, before depreciation, generally is allocated in the same proportion as cumulative distributions of distributable cash or cumulative distributions of distributable cash from capital transactions (other than the portion of such proceeds constituting a return of capital). Depreciation and amortization expense, to the extent that it does not exceed income before depreciation for such year, shall be allocated in the same ratio as taxable income. Any excess of such depreciation deductions shall be allocated 98% to the Limited Partners and 2% to the General Partner. For financial reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash or distributions of distributable cash from capital transactions.

     The following unaudited pro forma operating information for the years ended December 31, 1999 and 1998, were prepared as if all acquisitions and dispositions were consummated as of January 1, 1998. The information provided do not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on the date assumed. The pro forma amounts (in thousands, except per Unit amounts) follow:

                                                 UNAUDITED PRO FORMA    UNAUDITED PRO FORMA
                                                     YEAR ENDED             YEAR ENDED
                                                  DECEMBER 31, 1999      DECEMBER 31, 1998
                                                 -------------------    -------------------
Revenues.......................................    $        9,110         $        8,681
Net income.....................................    $        2,094         $        1,470
Income per Unit of limited partnership
  interest.....................................    $3.83 to $4.63         $2.65 to $3.27
                                                   ==============         ==============

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

5. MORTGAGE NOTES PAYABLE

     Following is a detailed schedule of the Partnership's mortgage notes payable as of December 31, 1999 and 1998 ($000's):

                                MORTGAGE NOTES
                                   PAYABLE
                              AS OF DECEMBER 31,                                        SCHEDULED
LOAN OR                       ------------------    INTEREST                BALLOON    DEBT SERVICE
PROPERTY LOCATION              1999       1998        RATE      MATURITY    PAYMENT      IN 2000
-----------------             -------    -------    --------    --------    -------    ------------
Nations Credit..............  $23,593    $24,440    Variable      5/00      $23,382      Variable
Eau Claire, WI..............    2,683      2,777       8.00%      7/14           --      $    313
Southborough, MA............       --      2,610       7.50%      9/15           --            --
Westland, MI................    4,740      5,055       7.50%      9/09           --           683
Canton, OH..................    3,574      3,626       7.15%      8/23           --           313
Spartanburg, SC.............    2,968      3,011       7.15%      8/23           --           260
Ocala, FL...................   14,369         --       7.25%      2/09       10,700         1,332
                              -------    -------                            -------      --------
                              $51,927    $41,519                            $34,082      $  2,901
                              =======    =======                            =======      ========

     On October 29, 1998, the Partnership received an increase on the line of credit of up to $24.5 million bearing interest at a rate of 315 basis points over LIBOR. As of December 31, 1999, the outstanding balance of the line of credit was $23.59 million with an interest rate of 9.63%. The line of credit matures on May 1, 2000. The Partnership is currently exploring opportunities to either extend or refinance this agreement.

     The line of credit is secured by mortgages on ten of the fourteen properties and by a negative declaration by the Partnership that the properties owned would not be mortgaged to secure any other indebtedness. If the value of the collateral falls below certain specified levels, the Partnership will be required to provide additional security or to prepay a portion of the loan. The mortgage note is recourse to the Partnership but not to its Limited or General Partners. The loan may be prepaid, subject to certain prepayment penalties, as defined.

     Required principal payments of the mortgage notes payable for the succeeding five years are as follows ($000's):

YEAR ENDING DECEMBER 31                                       AMOUNTS
-----------------------                                       -------
2000........................................................  $24,435
2001........................................................      908
2002........................................................      978
2003........................................................    1,053
2004........................................................    1,133

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

6. LEASES

     Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1999, are as follows ($000's):

YEAR ENDING DECEMBER 31                                       AMOUNTS
-----------------------                                       --------
2000........................................................  $  8,051
2001........................................................     8,081
2002........................................................     8,074
2003........................................................     7,893
2004........................................................     8,142
Thereafter..................................................    68,630
                                                              --------
Total.......................................................  $108,871
                                                              ========

     The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

     Each of the following properties accounted for 10% or more of rental revenues for the years ended December 31,:

PROPERTY                                                      1999    1998    1997
--------                                                      ----    ----    ----
Ocala, FL...................................................   21%     --      --
Wilsonville, OR.............................................   15%     --      --
Westland, MI................................................    9%     12%     --
Tranzonic(*)................................................    9%     12%     14%
Total Petroleum(**).........................................    8%     12%     14%
NCS(***)....................................................   --      10%     11%
Art Institute of Seattle(****)..............................   --      --      19%

---------------
   (*) These properties consist of two office/warehouse facilities, one in Ohio and one in Arizona.

  (**) These properties consist of thirteen retail stores and were sold on December 28, 1999.

 (***) These properties consist of fourteen retail stores and were sold on January 25, 1999.

(****) This property was sold on September 29, 1998.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

7. RELATED PARTIES

     The General Partner has granted Lexington, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Lexington provides the Partnership with various administrative services. Under the terms of the option, Lexington subject to review of any such transactions by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership units in controlled subsidiaries, cash or a combination thereof.

     Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1999, 1998 and 1997, management fees which are included in general and administrative expenses totaled $96,000, $66,000 and $57,000, respectively.

     Affiliates of the General Partner received acquisition fees totaling $337,000, $348,400 and $70,500 for the years ended December 31, 1999, 1998 and
1997, respectively.

     Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1999, 1998 and 1997, such reimbursements totaled $309,000, $240,000 and $170,000, respectively.

8. SUBSEQUENT EVENTS

     On March 20, 2000, the Partnership purchased a property located in Hampton, Virginia for approximately $12.3 million. The Partnership obtained approximately $7.5 million in mortgage financing secured by the property. The note bears interest at a rate of 8.27% per annum and matures on April 1, 2010. The Hampton, Virginia property consists of approximately 100,632 square foot office building net leased to Nextel Communications of Mid-Atlantic, Inc. The lease has a term of 10 years with four renewal options of five years each and expires on December 31, 2009. The current base rent is approximately $1.18 million, which increases 2% per annum.

                                                                    SCHEDULE III

                   NET 2 L. P. AND CONSOLIDATED SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       DECEMBER 31, 1999, 1998, AND 1997
    INITIAL COST TO PARTNERSHIP AND GROSS AMOUNT AT WHICH CARRIED AT END OF
                                   PERIOD(A)
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED
DESCRIPTION                         ENCUMBRANCES     LAND      BUILDINGS    TOTAL(C)    DEPRECIATION(D)
-----------                         ------------    -------    ---------    --------    ---------------
Office/Industrial.................    $ 3,026(B)    $   578     $ 5,243     $ 5,821         $1,426
Office/Industrial.................        804(B)        154       1,394       1,548            379
Industrial, Earth City,
  Missouri........................      2,275(B)        652       3,725       4,377          1,097
Industrial, Columbus, Ohio........      1,274(B)        506       1,944       2,450            452
Office, Tucson, Arizona...........        874(B)        402       1,279       1,681            297
Retail, Eau Claire, WI............      2,683           815       3,372       4,187            466
Office, Milford, CT...............      1,533(B)        630       2,319       2,949            291
Retail, Westland, Michigan........      4,740         2,000       5,904       7,904            375
Retail, Canton, Ohio..............      3,574         1,200       4,101       5,301            147
Retail, Spartanburg, SC...........      2,969         1,050       3,468       4,518            125
Office, Wilsonville, Oregon.......      7,281(B)      1,100      12,909      14,009            405
Office, Ocala, Florida............     17,199(B)      2,058      18,013      20,071            442
Retail, Jacksonville, Alabama.....      1,149(B)        286       1,925       2,211             24
Office, Columbia, South
  Carolina........................      2,546(B)        733       4,165       4,898             42
                                      -------       -------     -------     -------         ------
                                      $51,927       $12,164     $69,761     $81,925         $5,968
                                      =======       =======     =======     =======         ======

                                                                         LIFE ON WHICH DEPRECIATION
                                         DATE              DATE          ON LATEST INCOME STATEMENTS
                                       ACQUIRED         CONSTRUCTED             ARE COMPUTED
                                  ------------------    -----------      ---------------------------
Office/Industrial...............  February 28, 1989        1968                   40 years
Office/Industrial...............  February 28, 1989        1981                   40 years
Industrial, Earth City,
  Missouri......................  March 5, 1990            1985                   40 years
Industrial, Columbus, Ohio......  September 14, 1990       1989                   40 years
Office, Tucson, Arizona.........  September 28, 1990       1988                   40 years
Retail, Eau Claire, WI..........  June 22, 1994         1993 & 1994               40 years
Office, Milford, CT.............  December 23, 1994        1994                   40 years
Retail, Westland, Michigan......  June 5, 1997             1987                   40 years
Retail, Canton, Ohio............  July 24, 1998            1995                   40 years
Retail, Spartanburg, SC.........  July 24, 1998            1996                   40 years
Office, Wilsonville, Oregon.....  September 29, 1998       1980                   40 years
Office, Ocala, FL...............  January 8, 1999          1976                   40 years
Retail, Jacksonville, AL........  June 29, 1999            1982                   40 years
Office, Columbia, SC............  August 4, 1999           1968                   40 years

---------------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 1999 for Federal income tax purposes was approximately $71.3 million.

(B) The mortgage note is allocated based on the cost of the real estate.

(C) Reconciliation of real estate owned:

                                                 1999       1998       1997
                                               --------    -------    -------
Balance at beginning of year.................  $ 67,676    $56,882    $49,610
Additions during year........................    36,383     23,828      7,904
Properties held for sale.....................        --     (4,551)      (632)
Sale of properties...........................   (22,134)    (8,483)        --
Write-off of fully depreciated property......        --         --         --
                                               --------    -------    -------
Balance at end of year.......................  $ 81,925    $67,676    $56,882
                                               ========    =======    =======

(D) Reconciliation of accumulated depreciation:

                                                  1999       1998       1997
                                                 -------    -------    ------
Balance at beginning of year...................  $ 6,164    $ 7,160    $6,192
Properties held for sale.......................       --       (427)       --
Sale of properties.............................   (2,245)    (1,807)     (106)
Depreciation expense...........................    2,049      1,238     1,074
                                                 -------    -------    ------
Balance at end of year.........................  $ 5,968    $ 6,164    $7,160
                                                 =======    =======    ======

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

     The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to review of any such transactions by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership units in controlled subsidiaries, cash or a combination thereof. Lexington provides the Partnership with various administrative services.

     The directors and executive officers of Lepercq Net 2 Inc. are as follows:

                  NAME                                    POSITION
                  ----                                    --------
E. Robert Roskind........................  President and Secretary
Robert N. Albert.........................  Vice President and Treasurer
Denise E. DeBaun.........................  Vice President
Dianne R. Smith..........................  Vice President and Assistant Secretary

     Certain biographical information relating to the directors and executive officers of Lepercq Net 2 Inc. is set forth below:

     E. Robert Roskind, age 55, has been associated with LCP since 1973 and has been Chairman of The LCP Group ("LCP") since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Krupp Government Income Trust I and Krupp Government Income Trust II.

     Robert N. Albert, age 49, has been employed by LCP since 1997. Prior to joining LCP, he owned a retail furniture and antiques business for twenty-five years. He is a graduate of the University of Louisville, where he received his bachelor's degree in Business Management.

     Denise E. DeBaun, age 49, was associated with LCP from 1981 to 1997. She was a member of the marketing department from 1986 to 1990. Since 1997, she has served as an Executive Assistant of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Ms. DeBaun is a graduate of Hunter College of the City University of New York.

     Dianne R. Smith, age 53, has been associated with LCP since 1988 as its Paralegal. Ms. Smith also serves as the Paralegal to Lexington Corporate Properties Trust, a real estate investment trust traded in the New York Stock Exchange. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $49,000 were made to the General Partner in 1999.

     The directors and executive officers of Lepercq Net 2 Inc. received no remuneration from the Partnership.

     As described in Item 13 below, the General Partner and its affiliates were paid certain fees and commissions and reimbursed for certain expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

     (b) None of the directors and executive officers of Lepercq Net 2 Inc. owns any Units as of December 31, 1999.

     (c) Lexington Corporate Properties Trust, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, owns 4,593 units as of December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

     Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1999, 1998 and 1997, management fees which are included in general and administrative expenses totaled $96,000, $66,000 and $57,000, in 1999, 1998 and 1997, respectively.

     Affiliates of the General Partner received acquisition fees totaling $337,000, $348,400 and $70,500 for the years ended December 31, 1999, 1998 and
1997, respectively.

     Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1999, 1998 and 1997, such reimbursements totaled $309,000, $240,000 and $170,000, respectively.

     Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 8, 10 and 11 above.