Form 10-K405/A
period 1999-12-31
NET 2 L P
filed 2000-03-30
CIK 843756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

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

           (21) Subsidiaries of the Registrant.

                Net 2 Canton L.L.C., a Delaware limited liability company, qualified to do business in Ohio and South Carolina.

                Net 2 Ocala L.L.C., a Florida limited liability company, qualified to do business in Florida.

     (b) Reports on Form 8-K filed in the fourth quarter of 1999.
         None

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

NET 2 L.P.

By: Lepercq Net 2 L.P.,
    its general partner

By: Lepercq Net 2 Inc.,
    its general partner

              By: /s/ E. ROBERT ROSKIND                                     By: /s/ BRENDA LUBRIN
  -------------------------------------------------           -------------------------------------------------
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

                      SIGNATURE                                                     TITLE
                      ---------                                                     -----
                /s/ E. ROBERT ROSKIND                       President and Secretary
-----------------------------------------------------
                  E. Robert Roskind

                /s/ ROBERT N. ALBERT                        Vice President and Treasurer
-----------------------------------------------------
                  Robert N. Albert

                /s/ DENISE E. DEBAUN                        Vice President
-----------------------------------------------------
                  Denise E. DeBaun

                 /s/ DIANNE R. SMITH                        Vice President and Assistant Secretary
-----------------------------------------------------
                   Dianne R. Smith

Date:
-----------------------------------------------