Form 10-Q
period 2000-03-31
NET 2 L P
filed 2000-05-15
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from _________________ to ________________
         Commission File Number 33-25984
                                --------



                                   NET 2 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                  13-3497738
----------------------------------------             ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

c/o Lexington Corporate Properties Trust
          355 Lexington Avenue
              New York,  NY                                  10017
 ----------------------------------------            ----------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (212) 692-7200
                                                     ----------------------

Securities registered pursuant to Section 12(b) of the Act:      None
-----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:      Units of Limited Partnership Interests
-----------------------------------------------------------

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

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except units and per unit amounts)

                March 31, 2000 (unaudited) and December 31, 1999




                                                                                        March 31,             December 31,
                                          ASSETS                                          2000                    1999
                                          ------                                          ----                    ----

Real estate, at cost                                                            $           94,212         $        81,925
      Less: accumulated depreciation                                                         6,411                   5,968
                                                                                           -------                 -------
                                                                                            87,801                  75,957

Cash and cash equivalents                                                                      476                     566
Restricted cash                                                                              7,897                  12,508
Deferred expenses (net of accumulated amortization
 of $216 and $184 in 2000 and 1999, respectively)                                              343                     305
Rent receivable                                                                              1,083                     957
Other assets                                                                                   124                     140
                                                                                          --------                --------

                                                                                $           97,724         $        90,433
                                                                                            ======                  ======


                                LIABILITIES AND PARTNERS' CAPITAL
                                ---------------------------------

Mortgage notes payable                                                          $           59,096         $        51,927
Accrued interest payable                                                                       212                     225
Accounts payable and other liabilities                                                         482                     301
                                                                                          --------                --------
                                                                                            59,790                  52,453
                                                                                            ------                  ------
Partners' capital (deficit):
      General Partner                                                                         (255)                   (254)
      Limited Partners ($100 per Unit, 500,000 Units
       authorized,477,167 Units issued and outstanding)                                     38,189                  38,234
                                                                                            ------                  ------
        Total partners' capital                                                             37,934                  37,980
                                                                                            ------                  ------

                                                                                $           97,724         $        90,433
                                                                                            ======                  ======


     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per unit amounts)

                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                  2000                    1999
                                                                  ----                    ----
Revenues:
      Rental                                                  $      2,210            $      2,257
      Interest and other                                               125                     161
                                                                    ------                  ------
                                                                     2,335                   2,418
                                                                     -----                   -----

Expenses:
      Interest                                                       1,076                   1,075
      Depreciation                                                     443                     457
      Amortization of deferred expenses                                 32                      64
      General and administrative                                       221                     181
                                                                    ------                  ------
                                                                     1,772                   1,777
                                                                     -----                   -----

Income before gain on sale of properties                               563                     641
Gain on sale of properties                                             -                       709
                                                                    ------                  ------
Net income                                                    $        563            $      1,350
                                                                       ===                   =====

Net income per Unit of limited
            partnership interest                              $       1.16            $       2.77
                                                                      ====                    ====


     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                        2000                    1999
                                                                        ----                    ----

Net cash provided by operating activities                        $      1,096              $      1,233
                                                                        -----                     -----

Cash flows from investing activities:
      Investments in real estate                                      (12,287)                  (29,237)
      Proceeds from sale of properties                                    -                       5,333
      Decrease in restricted cash                                       4,611                     2,888
                                                                       ------                  --------
         Net cash used in investing activities                         (7,676)                  (21,016)
                                                                       ------                   -------

Cash flows from financing activities:
      Proceeds of mortgage notes payable                                7,500                    21,208
      Increase in deferred expenses                                       (70)                     (179)
      Principal payments on mortgage notes                               (331)                     (305)
      Cash distributions to partners                                     (609)                     (608)
                                                                       ------                   -------
         Net cash provided by financing activities                      6,490                    20,116
                                                                        -----                    ------

(Decrease) increase in cash and cash equivalents                          (90)                      333
Cash and cash equivalents at beginning of period                          566                       518
                                                                          ---                       ---
Cash and cash equivalents at end of period                       $        476              $        851
                                                                          ===                       ===


Supplemental disclosure of cash flow information:
Cash paid during the period for interest                         $      1,089              $      1,090
                                                                        =====                     =====


     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)



1.          The Partnership and Basis of Presentation

            Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein. As of March 31, 2000, the Partnership owned interests in fifteen properties.

            As of March 31, 2000, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,000 limited partners.

            The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of condition and the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

            Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 2000 totaled $27.773 million ($56.96 to $58.90 per Unit, per close). On April 28, 2000, the cumulative preferred return that was unpaid at March 31, 2000 was reduced by a cash distribution to the Limited Partners for the three months ended March 31, 2000 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 on April 28, 2000.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.          Properties

            During the three months ended March 31, 2000, the Partnership entered into the following real estate transaction:

                                                                                                                Lease          Net
                                                                              Capitalized     Annualized     Expiration     Rentable
            Date of                                                              Costs         Base Rent        Date         Square
            Acquisition               Tenant                 Location          ($000's)        ($000's)     (month/year)      Feet
            -----------               ------                 --------          --------        --------     ------------      ----

            March 20          Nextel Communications
                               of the Mid-Atlantic, Inc.     Hampton, VA     $     12,287    $      1,167       12/09        100,632
                                                                                   ======           =====                    =======

            The following unaudited pro forma operating information for the three months ended March 31, 2000 and 1999, were prepared as if the 2000 and 1999 acquisitions and dispositions were consummated as of January 1, 1999. This information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:

                                                                                       Pro Forma
                                                                       (In thousands, except per Unit amounts)
                                                                             Three Months Ended March 31,
                                                                              2000                    1999
                                                                              ----                    ----

                        Revenues                                        $      2,612            $      2,559
                        Expenses                                               1,969                   1,929
                                                                               -----                   -----
                        Net income                                      $        643            $        630
                                                                              ======                  ======

                        Net income per Unit of
                         limited partnership interest                   $       1.32            $       1.29
                                                                                ====                    ====

            The tenant of the Partnership's property in Earth City, Missouri, has declared bankruptcy. This tenant, which represents approximately 3% of annualized rental revenue, has not affirmed or disaffirmed the lease.


5.          Mortgage Notes Payable

            On March 20, 2000, the Partnership obtained $7.5 million in mortgage note secured by its Hampton, Virginia Property. The mortgage bears interest at 8.27% per annum and matures on April 1, 2010. The note requires yearly payments of principal and interest of $677,406 and a balloon payment of approximately $6.8 million at maturity.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.          Related Party Transactions

            Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the three months ended March 31, 2000 and 1999, property management fees, which are included in general and administrative expenses, totaled $21,000 and $22,000, respectively.

            Lexington Realty Advisors, an affiliate of Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, both received acquisition fees totaling $120,000 and $283,000, respectively, for the three months ended March 31, 2000 and 1999, respectively.

            Lexington is reimbursed by the Partnership for various administrative services performed. For the three months ended March 31, 2000 and 1999 such reimbursements totaled $45,000 and $66,000, respectively.

7.          Subsequent Events

            On May 1, 2000, the Partnership received an extension of up to thirty days on its $24.5 million line of credit. As of March 31, 2000, the outstanding balance of the line of credit was approximately $23.5 million with an interest rate of 9.07%. The Partnership is required to make interest only payments with a rate of 9.44% during this extension period. The Partnership is seeking financing with Key Bank of up to $24.25 million with an interest rate of 250 basis points over the London Interbank Offered Rate ("LIBOR").

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

The unpaid cumulative preferred return at March 31, 2000 totaled $27.773 million ($56.96 to $58.90 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the first quarter 2000 distribution paid in April 2000.

During the three months ended March 31, 2000, the Partnership entered into the following real estate transaction:

                                                                                                       Lease              Net
                                                                Capitalized       Annualized        Expiration         Rentable
Date of                                                            Costs           Base Rent           Date             Square
Acquisition     Tenant                         Location          ($000's)          ($000's)        (month/year)          Feet
-----------     ------                         --------          --------          --------        ------------          ----

March 20        Nextel Communications
                 of the Mid-Atlantic, Inc.     Hampton, VA     $     12,287      $      1,167          12/09            100,632
                                                                     ======             =====                           =======

On March 20, 2000, the Partnership obtained $7.5 million in mortgage note secured by its Hampton, Virginia Property. The mortgage bears interest at 8.27% per annum and matures on April 1, 2010. The note requires yearly payment of principal and interest of $677,406 and a balloon payment of approximately $6.8 million at maturity.

The tenant of the Partnership's property in Earth City, Missouri, has declared bankruptcy. This tenant, which represents approximately 3% of annualized rental revenue, has not affirmed or disaffirmed the lease.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

As of March 31, 2000, the restricted cash represents remaining proceeds from the sale of properties under the Internal Revenue Code Section 1031, restricted for investment in future acquisitions.

On May 1, 2000, the Partnership received an extension of up to thirty days on its $24.5 million line of credit. As of March 31, 2000, the outstanding balance of the line of credit was approximately $23.5 million with an interest rate of 9.07%. The Partnership is required to make interest only payments with a rate of 9.44% during this extension period. The Partnership is seeking financing with Key Bank of up to $24.25 million with an interest rate of 250 basis points over the London Interbank Offered Rate ("LIBOR").

Impact of Year 2000

To date there have been no situations that the General Partner is aware of, where the year 2000 issue has caused a computer system that effects the Partnership or any of its properties to function improperly.

Results of Operations (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                       2000                    1999               Increase (Decrease)
                                                       ----                    ----               -------------------

Total revenues                                  $         2,335         $         2,418           $           (83)
                                                          -----                   -----                       ---
Total expenses:
 Interest                                                 1,076                   1,075                         1
 Depreciation                                               443                     457                       (14)
 Amortization of deferred expenses                           32                      64                       (32)
 General and administrative                                 221                     181                        40
                                                         ------                  ------                        --
                                                          1,772                   1,777                        (5)
                                                          -----                   -----                        --

Income before gain on sale of properties        $           563         $           641           $           (78)
                                                            ===                     ===                       ===

The change in results of operations with respect to revenues, interest, depreciation and amortization for the three months ended March 31, 2000 are primarily attributed to the sale and acquisition of the properties in 1999.

General and administrative expenses increased in the quarter ended March 31, 2000, due to real property taxes paid on the Missouri property net leased to Everest & Jennings, Inc. ("Everest & Jennings"). On December 27, 1999, Everest & Jennings filed a petition for relief under chapter 11 of title 11 of the United States Code and the petition was granted. The General Partner engaged a bankruptcy counsel to secure its position in relation to this filing.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of March 31, 2000, the Partnership's variable rate indebtedness represented 40% of total long-term indebtedness. During the first quarter of 2000, this variable rate indebtedness had a weighted average interest rate of 9.03%. Had the weighted average interest rate been 100 basis points higher, the Partnership's net income would have been approximately $53,000 less.

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings - not applicable.

ITEM 2.     Changes in Securities - not applicable.

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)         Exhibits.
                        Exhibit No.           Exhibit
                        -----------           -------
                           27                 Financial Data Schedule
                           99                 Additional Exhibits:
                                                Loan Agreement  with Nations
                                                Financial Capital Corporation
                                                dated May 31, 1994.

                                                First Amendment to Loan
                                                Agreement dated September 28,
                                                1998.

                                                Second Amendment to Loan
                                                Agreement dated October 27,
                                                1998.

                                                Amended and Restated Promissory
                                                Note (Secured) dated October 27,
                                                1998.

            (b) Reports on form 8-K filed during the first quarter ended March 31, 2000.

                        Form 8-K dated December 22, 1999, filed January 14, 2000. Provided pro forma financial information for the Partnership regarding the sale of certain properties located in Pennsylvania, Michigan and Massachusetts.

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

                                          NET 2 L.P.

                                          By:     Lepercq Net 2 L.P.
                                                  its general partner

                                          By:     Lepercq Net 2 Inc.
                                                  its general partner

Date: May 15, 2000                                By: /s/ E. ROBERT ROSKIND
                                                  ----------------------------
                                                  E. Robert Roskind
                                                  President