Form 10-Q
period 2000-06-30
NET 2 L P
filed 2000-08-14
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _________________ to ________________ Commission File Number 33-25984


                                   NET 2 L.P.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                                              13-3497738
      ----------------------------------                             ------------------
        (State or other jurisdiction of                               (I.R.S. Employer
        incorporation or organization)                               Identification No.)

      c/o Lexington Corporate Properties Trust
             355 Lexington Avenue
                 New York,  NY                                              10017
      ----------------------------------                             ------------------
      (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                     (212) 692-7200
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

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

                 June 30, 2000 (Unaudited) and December 31, 1999


                                                                    June 30,     December 31,
                        ASSETS                                        2000           1999
                        ------                                        ----           ----
Real estate, at cost                                             $   102,288     $  81,925
    Less: accumulated depreciation                                     6,936         5,968
                                                                     -------       -------
                                                                      95,352        75,957

Cash and cash equivalents                                              1,192           566
Restricted cash                                                          -          12,508
Deferred expenses (net of accumulated amortization
 of $286 and $184 in 2000 and 1999, respectively)                        574           305
Rent receivable                                                        1,206           957
Other assets                                                             188           140
                                                                    --------      --------

                                                                 $    98,512     $  90,433
                                                                      ======        ======


            LIABILITIES AND PARTNERS' CAPITAL

Mortgages and notes payable                                      $    59,663     $  51,927
Accrued interest payable                                                 213           225
Accounts payable and other liabilities                                   340           301
                                                                    --------      --------
                                                                      60,216        52,453
Partners' capital (deficit):
    General Partner                                                     (247)         (254)
    Limited Partners ($100 per Unit, 500,000 Units
     authorized, 477,167 Units issued and outstanding)                38,543        38,234
                                                                      ------        ------
      Total partners' capital                                         38,296        37,980
                                                                      ------        ------

                                                                 $    98,512     $  90,433
                                                                      ======        ======

    See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                          2000          1999            2000           1999
                                          ----          ----            ----           ----
Revenues:
  Rental                              $   2,780      $   2,687       $   4,990   $   4,944
  Interest and other                        149             11             274         172
                                         ------        -------          ------    --------
                                          2,929          2,698           5,264       5,116
                                          -----          -----           -----       -----
Expenses:
  Interest expense                        1,191          1,194           2,267       2,269
  Depreciation                              525            512             968         969
  Amortization of deferred expenses          70             55             102         119
  General, administrative and other         173            193             394         374
                                         ------         ------          ------      ------
                                          1,959          1,954           3,731       3,731
                                          -----          -----           -----       -----
Income before gain on sale
  of properties                             970            744           1,533       1,385
  Gain on sale of properties                  -              -               -         709
                                       --------       --------        --------      ------

Net income                            $     970      $     744       $   1,533   $   2,094
                                          =====          =====           =====       =====

Net income per Unit of limited
    partnership interest              $    1.99      $    1.53       $    3.15   $    4.30
                                           ====           ====            ====        ====


    See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                               2000              1999
                                                               ----              ----
Net cash provided by operating activities                   $  2,333          $  2,570
                                                               -----             -----

Cash flows from investing activities:
  Investment in real estate                                  (20,363)          (31,493)
  Proceeds from sale of properties, net                            -             5,333
  Decrease in restricted cash                                 12,508             5,034
                                                              ------          --------
  Net cash used in investing activities                       (7,855)          (21,126)
                                                              ------           -------

Cash flows from financing activities:
  Principal payments on mortgage notes                          (589)             (659)
  Proceeds of mortgage notes payable                          31,750            21,207
  Repayment of mortgage notes payable                        (23,425)                -
  Increase in deferred expenses                                 (371)             (179)
  Cash distributions to partners                              (1,217)           (1,217)
                                                              ------            ------
  Net cash provided by financing activities                    6,148            19,152
                                                              ------            ------

Net increase in cash and cash equivalents                        626               596
Cash and cash equivalents at beginning of period                 566               518
                                                              ------            ------
Cash and cash equivalents at end of period                  $  1,192          $  1,114
                                                               =====             =====

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                  $  2,281          $  2,291
                                                               =====             =====


    See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  June 30, 2000
                                   (Unaudited)



1.      The Partnership and Basis of Presentation

        Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein. As of June 30, 2000, the Partnership owned interests in sixteen properties.

        As of June 30, 2000, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,000 limited partners.

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

        Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at June 30, 2000 totaled $28.489 million ($58.46 to $60.40 per Unit, per close). On July 31, 2000, the cumulative preferred return that was unpaid at June 30, 2000 was reduced by a cash distribution to the Limited Partners for the three months ended June 30, 2000 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 in July 2000.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.      Properties

        During the six months ended June 30, 2000, the Partnership entered into the following real estate transactions:

                                                                                Lease      Net
                                                       Capitalized Annualized Expiration Rentable
        Date of                                           Costs    Base Rent     Date     Square
        Transactions    Tenant              Location     ($000's)   ($000's)  (month/year)  Feet
        ------------    ------              --------     --------   --------  ------------ ------

        March 20      Nextel Comm. of the
                      Mid-Atlantic, Inc.   Hampton, VA    $ 12,347  $  1,167      12/09    100,632
        May 19        Johnson Controls, Inc.
                                           Plymouth, MI      8,016       740      12/06    134,160
                                                           -------    ------               -------
                                                          $ 20,363  $  1,907               234,792
                                                            ======     =====               =======

        The following unaudited pro forma operating information for the six months ended June 30, 2000 and 1999, were prepared as if the 2000 and 1999 acquisitions and dispositions were consummated as of January 1, 1999. This information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:

                                                                    Pro Forma
                                                     (In thousands, except per Unit amounts)
                                                            Six Months Ended June 30,
                                                               2000           1999
                                                               ----           ----
               Revenues                                       $ 5,819       $ 5,583
               Expenses                                         3,974         3,948
                                                                -----         -----
               Net income                                     $ 1,845       $ 1,635
                                                                =====         =====

               Net income per Unit of
                limited partnership interest                  $  3.79       $  3.36
                                                                 ====          ====

        The tenant of the Partnership's property in Earth City, Missouri, has declared bankruptcy. On June 30, 2000, this tenant, who represents approximately 3% of annualized rental revenue, has rejected the lease. The Partnership expects to incur expenses such as real estate property taxes, insurance and property repairs and maintenance.

5.      Mortgages and Notes Payable

        On March 20, 2000, the Partnership obtained a $7.5 million mortgage note secured by its Hampton, Virginia Property. The mortgage bears interest at 8.27% per annum and matures on April 1, 2010. The note requires yearly payments of principal and interest of approximately $677,000 and a balloon payment of approximately $6.8 million at maturity.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.      Continued

        On May 1, 2000, the Partnership received an extension of up to thirty days on its $24.5 million line of credit. On May 19, 2000, the Partnership obtained financing with Key Bank in the amount of $24.25 million with an interest rate of 250 basis points over the London Interbank Offered Rate ("LIBOR"). The note requires interest only payments and matures on January 10, 2001. The note is secured by nine properties located in Alabama (1), Arizona (2), Connecticut (1), Michigan (1), Ohio (2), Oregon (1) and South Carolina (1).

6.      Related Party Transactions

        Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the six months ended June 30, 2000 and 1999, property management fees, which are included in general and administrative expenses, totaled $47,000 for each period.

        Lexington Realty Advisors, an affiliate of Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, received acquisition fees totaling $120,000 for the six months ended June 30, 2000.

        On May 19, 2000, the Partnership purchased from Lexington a property located in Plymouth, Michigan for approximately $8 million.

        Lexington is reimbursed by the Partnership for various administrative services performed. For the six months ended June 30, 2000 and 1999 such reimbursements totaled $84,000 and $134,000, respectively.

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

The unpaid cumulative preferred return at June 30, 2000 totaled $28.489 million ($58.46 to $60.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the second quarter 2000 distribution paid in July 2000.

During the six months ended June 30, 2000, the Partnership entered into the following real estate transactions:

                                                                               Lease       Net
                                                    Capitalized Annualized   Expiration  Rentable
Date of                                                Costs    Base Rent       Date      Square
Transactions Tenant                    Location      ($000's)   ($000's)    (month/year)   Feet
------------ ------                    --------      --------   --------    ------------  ------
March 20     Nextel Communications
             of the Mid-Atlantic, Inc.  Hampton, VA  $  12,287    $ 1,167        12/09    100,632
May 19       Johnson Controls, Inc.
                                        Plymouth, MI     8,016        740        12/06    134,160
                                                       -------     ------                 -------
                                                     $  20,363    $ 1,907                 234,792
                                                        ======      =====                 =======


On March 20, 2000, the Partnership obtained a $7.5 million mortgage note secured by its Hampton, Virginia Property. The mortgage bears interest at 8.27% per annum and matures on April 1, 2010. The note requires yearly payment of principal and interest of approximately $677,000 and a balloon payment of approximately $6.8 million at maturity.

On May 1, 2000, the Partnership received an extension of up to thirty days on its $24.5 million line of credit. On May 19, 2000, the Partnership obtained financing with Key Bank in the amount of $24.25 million with an interest rate of 250 basis points over the London Interbank Offered Rate ("LIBOR"). The note requires interest only payments and matures on January 10, 2001. The note is secured by nine properties located in Alabama (1), Arizona (2), Connecticut (1), Michigan (1), Ohio (2), Oregon (1) and South Carolina (1).

The tenant of the Partnership's property in Earth City, Missouri, has declared bankruptcy. On June 30, 2000, this tenant, who represents approximately 3% of annualized rental revenue, has rejected the lease. The Partnership expects to incur expenses such as real estate property taxes, insurance and property repairs and maintenance.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Results of Operations (In thousands)

                                                                    Increase    (Decrease)
                                                                  ------------------------
                              Three months        Six months      Three months    Six months
                             ended June 30,     ended June 30,   ended June 30, ended June 30,
                            2000       1999     2000       1999       2000           1999
                            ----       ----     ----       ----       ----           ----
Total revenues             $ 2,929  $  2,698  $  5,264  $ 5,116    $    231      $    148
                             -----     -----     -----    -----         ---           ---

Total expenses
 Interest                    1,191     1,194     2,267    2,269          (3)           (2)
 Depreciation                  525       512       968      969          13            (1)
 Amortization                   70        55       102      119          15           (17)
 General, administrative
  and other                    173       193       394      374         (20)           20
                            ------    ------    ------   ------       -----            --
                             1,959     1,954     3,731    3,731         252           247
                             -----     -----     -----    -----         ---           ---
Income before gain on sale
 of properties             $   970  $    744  $  1,533  $ 1,385    $     14      $    (64)
                             =====     =====     =====    =====        ====           ===


The change in results of operations with respect to revenues, interest and depreciation for the three and six months ended June 30, 2000 are primarily attributable to the acquisition and operation of the real property investments acquired during the first six months of 2000.

Interest and other income, included in total revenues, increased due to interest earned on escrow accounts, restricted under Internal Revenue Code Section 1031 for property investments.

General and administrative expenses decreased in the three months ended June 30, 2000 and increased in the six months ended June 30, 2000 due to property operating expenses.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of June 30, 2000, the Partnership's variable rate indebtedness represented 39% of total long-term indebtedness. For the three and six months ended June 30, 2000, the variable rate indebtedness had a weighted average interest rate of 9.6% and 9.36%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income for the three and six months ended June 30, 2000, would have been approximately $274,000 and $327,000 less, respectively.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities - not applicable.

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.
                Exhibit No.           Exhibit
                   27            Financial Data Schedule
                   99            $24.25 Million Secured Term Loan Agreement


         (b) Reports on form 8-K filed during the second quarter ended June 30, 2000.

                (1) Form 8-K dated March 20, 2000, filed April 4, 2000. Provided financial information for certain acquired property located in Hampton, Virginia and pro forma financial information for the Partnership.

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

                                                      NET 2 L.P.

                                                      By:  Lepercq Net 2 L.P.
                                                           its general partner

                                                      By:  Lepercq Net 2 Inc.
                                                           its general partner

Date:       August 14, 2000                           By: /s/ E. Robert Roskind
        --------------------------                       ----------------------
                                                           E. Robert Roskind
                                                           President