Form 10-Q
period 2000-09-30
NET 2 L P
filed 2000-11-14
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended September 30, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from ___________ to __________ Commission File Number 33-25984



                                   NET 2 L.P.
       -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           13-3497738
------------------------------------                     -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

c/o Lexington Corporate Properties Trust
        355 Lexington Avenue
           New York,  NY                                         10017
------------------------------------                     ---------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (212) 692-7200
                                                         ---------------------

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

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

              September 30, 2000 (Unaudited) and December 31, 1999

                                                                 September 30,     December 31,
                                    ASSETS                           2000              1999
                                    ------                           ----              ----

Real estate, at cost                                              $ 102,299        $  81,925
      Less: accumulated depreciation                                  7,477            5,968
                                                                  ---------        ---------
                                                                     94,822           75,957

Cash and cash equivalents                                             1,069              566
Restricted cash                                                           -           12,508
Deferred expenses (net of accumulated amortization
 of $427 and $184 in 2000 and 1999, respectively)                       583              305
Rent receivable                                                       1,359              957
Other assets                                                            188              140
                                                                  ---------        ---------

                                                                  $  98,021        $  90,433
                                                                  =========        =========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Mortgage notes payable                                            $  59,440        $  51,927
Accrued interest payable                                                 80              225
Accounts payable and other liabilities                                  508              301
                                                                  ---------        ---------
                                                                     60,028           52,453
                                                                  ---------        ---------
Partners' capital (deficit):
      General Partner                                                  (254)            (254)
      Limited Partners ($100 per Unit, 500,000 Units
       authorized, 477,167 Units issued and outstanding)             38,247           38,234
                                                                  ---------        ---------
        Total partners' capital                                      37,993           37,980
                                                                  ---------        ---------

                                                                  $  98,021        $  90,433
                                                                  =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

             Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                             Three Months Ended      Nine Months Ended
                                               September 30,            September 30,
                                             2000        1999         2000        1999
                                             ----        ----         ----        ----
Revenues:
   Rental                                  $2,563       $2,624       $7,553       $7,568
   Interest and other                          80           64          354          236
                                           ------       ------       ------       ------
                                            2,643        2,688        7,907        7,804
                                           ------       ------       ------       ------
Expenses:
   Interest expense                         1,290        1,213        3,557        3,482
   Depreciation                               541          539        1,509        1,508
   Amortization of deferred expenses          141           34          243          153
   General, administrative and other          165          153          559          527
   Transaction costs                          200            -          200            -
                                           ------       ------       ------       ------
                                            2,337        1,939        6,068        5,670
                                           ------       ------       ------       ------
Income before gain on sale
   of properties                              306          749        1,839        2,134
   Gain on sale of properties, net              -           61            -          770
                                           ------       ------       ------       ------

Net income                                 $  306       $  810       $1,839       $2,094
                                           ======       ======       ======       ======


Net income per Unit of limited
      partnership interest                 $ 0.63       $ 1.66       $ 3.78       $ 5.96
                                           ======       ======       ======       ======



     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                          2000            1999
                                                          ----            ----
Net cash provided by operating activities               $  3,203        $  3,531
                                                        --------        --------

Cash flows from investing activities:
   Investment in real estate                             (20,374)        (36,382)
   Proceeds from sale of properties, net                       -           5,702
   Decrease in restricted cash                            12,508           9,861
                                                        --------        --------
   Net cash used in investing activities                  (7,866)        (20,819)
                                                        --------        --------

Cash flows from financing activities:
   Principal payments on mortgage notes                     (812)         (1,391)
   Proceeds of mortgage notes payable                     31,750          21,207
   Repayment of mortgage notes payable                   (23,425)              -
   Increase in deferred expenses                            (521)           (178)
   Cash distributions to partners                         (1,826)         (1,826)
                                                        --------        --------
   Net cash provided by financing activities               5,166          17,812
                                                        --------        --------

Net increase in cash and cash equivalents                    503             524
Cash and cash equivalents at beginning of period             566             518
                                                        --------        --------
Cash and cash equivalents at end of period              $  1,069        $  1,042
                                                        ========        ========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest             $  3,702        $  3,498
                                                        ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 2000
                                   (Unaudited)



1.         The Partnership and Basis of Presentation

           Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein. As of September 30, 2000, the Partnership owned interests in sixteen properties.

           As of September 30, 2000, the Partnership has a total of 477,167 Units issued and outstanding held by approximately 2,000 limited partners.

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

           Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 2000 totaled $29.204 million ($59.96 to $61.90 per Unit, per close). On October 30, 2000, the cumulative preferred return that was unpaid at September 30, 2000 was reduced by a cash distribution to the Limited Partners for the three months ended September 30, 2000 totaling $596,459 ($1.25 per Unit). The General Partner received a cash distribution of $12,173 in October 2000.

                    NET 2 L.P. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.         Properties

           During the nine months ended September 30, 2000, the Partnership entered into the following real estate transactions:

                                                                                                       Lease          Net
                                                                    Capitalized     Annualized      Expiration     Rentable
 Date of                                                               Costs         Base Rent         Date         Square
 Transactions            Tenant                 Location             ($000's)        ($000's)      (month/year)      Feet
 ------------            ------                 --------             --------        --------      ------------      ----
 March 20       Nextel Comm. of the
                  Mid-Atlantic, Inc.           Hampton, VA          $    12,347     $     1,167        12/09        100,632
 May 19         Johnson Controls, Inc.         Plymouth, MI               8,027             740        12/06        134,160
                                                                        -------          ------                     -------
                                                                    $    20,374     $     1,907                     234,792
                                                                         ======           =====                     =======


The following unaudited pro forma operating information for the nine months ended September 30, 2000 and 1999, were prepared as if the 2000 and 1999 acquisitions and dispositions were consummated as of January 1, 1999. This information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:

                                                                   Pro Forma
                                                    (In thousands, except per Unit amounts)
                                                        Nine Months Ended September 30,
                                                           2000                 1999
                                                           ----                 ----
          Revenues                                      $    8,462          $     8,319
          Expenses                                           6,321                5,893
                                                             -----                -----
          Net income                                    $    2,141          $     2,426
                                                             =====                =====

          Net income per Unit of
           limited partnership interest                 $     4.40          $      4.98
                                                             =====                =====

           The tenant of the Partnership's property in Earth City, Missouri, has declared bankruptcy. On June 30, 2000, this tenant, who represented approximately 3% of annualized rental revenue, has rejected the lease. The Partnership expects to incur expenses such as real estate property taxes, insurance and property repairs and maintenance.

5.         Mortgage Notes Payable

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

6.         Related Party Transactions

           Leased Properties Management, Inc., an affiliate of Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the nine months ended September 30, 2000 and 1999, property management fees, which are included in general and administrative expenses, totaled $71,500 and $71,100, respectively.

           Lexington Realty Advisors, an affiliate of Lexington, received acquisition fees totaling $120,000 for the nine months ended September 30, 2000.

           On May 19, 2000, the Partnership purchased from Lexington a property located in Plymouth, Michigan for approximately $8 million.

           Lexington is reimbursed by the Partnership for various administrative services performed. For the nine months ended September 30, 2000 and 1999, such reimbursements totaled $130,000 and $221,000, respectively.


7.         Subsequent Event

           On November 14, 2000, Lexington and Net 1 L.P. and Net 2 L.P. announced that they entered into a merger agreement whereby Net 1 L.P. and Net 2 L.P. would merge into a subsidiary of Lexington. The transaction is subject to customary closing conditions including the approval of Lexington's shareholders and the limited partners of net 1 L.P. and Net 2 L.P.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are failure to continue to qualify as a real estate partnership, general business and economic conditions, competition, increases in real estate construction costs, change in interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The unpaid cumulative preferred return at September 30, 2000 totaled $29.204 million ($59.96 to $61.90 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the third quarter 2000 distribution paid in September 2000.

During the nine months ended September 30, 2000, the Partnership entered into the following real estate transactions:

                                                                                                          Lease            Net
                                                                         Capitalized    Annualized     Expiration       Rentable
Date of                                                                     Costs        Base Rent        Date           Square
Transactions      Tenant                            Location              ($000's)       ($000's)     (month/year)        Feet
------------      ------                            --------              --------       --------     ------------        ----
March 20          Nextel Communications
                  of the Mid-Atlantic, Inc.         Hampton, VA        $     12,347     $    1,167        12/09           100,632
May 19            Johnson Controls, Inc.            Plymouth, MI              8,027            740        12/06           134,160
                                                                            -------         ------                        -------
                                                                       $     20,374     $    1,907                        234,792
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

The tenant of the Partnership's property in Earth City, Missouri, has declared bankruptcy. On June 30, 2000, this tenant, who represented approximately 3% of annualized rental revenue, has rejected the lease. The Partnership expects to incur expenses such as real estate property taxes, insurance and property repairs and maintenance.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

On November 14, 2000, Lexington and Net 1 L.P. and Net 2 L.P. announced that they entered into a merger agreement whereby Net 1 L.P. and Net 2 L.P.would merge into a subsidiary of Lexington. The transaction is subject to customary closing conditions including the approval of Lexington's shareholders and the limited partners of Net 1 L.P. and Net 2 L.P.

Results of Operations (In thousands)

                                                                                                         Increase (Decrease)
                                              Three months                 Nine months           Three months          Nine months
                                                  ended                       ended                  ended                ended
                                              September 30,               September 30,          September 30,        September 30,
                                          2000            1999        2000            1999           2000                 2000
                                          ----            ----        ----            ----           ----                 ----
Total revenues                        $    2,643     $    2,688    $     7,907     $    7,804     $      (45)          $      103
                                           -----          -----          -----          -----            ---                  ---

Total expenses
 Interest                                  1,290          1,213          3,557          3,482             77                   75
 Depreciation                                541            539          1,509          1,508              2                    1
 Amortization                                141             34            243            153            107                   90
 General, administrative
  and other                                  165            153            559            527             12                   32
 Transaction costs                           200            -              200            -              200                  200
                                          ------       --------         ------       --------            ---                  ---
                                           2,337          1,939          6,068          5,670            398                  398
                                           -----          -----          -----          -----            ---                  ---
Income before gain on sale
 of properties                        $      306     $      749    $     1,839     $    2,134     $     (443)          $     (295)
                                             ===            ===          =====          =====            ===                 ====

The change in results of operations with respect to revenues, interest and depreciation for the three and nine months ended September 30, 2000 are primarily attributable to the acquisition and operation of the real property investments acquired during the first nine months of 2000.

Rental revenues decreased in the three months ended September 30, 2000 due to the vacancy of the Missouri property, whose tenant filed for bankruptcy and rejected the lease.

Interest and other income, included in total revenues, decreased due to interest earned on escrow accounts until the second quarter of 2000. The escrow accounts were restricted under Internal Revenue Code Section 1031 for property investments. These accounts were closed in June 2000.

General and administrative expenses did not materially change for the three and nine months ended September 30, 2000. During the quarter ended September 30, 2000, the Partnership accrued costs relating to a proposed transaction.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of September 30, 2000, the Partnership's variable rate indebtedness represented 41% of total long-term indebtedness. For the three and nine months ended September 30, 2000, the variable rate indebtedness had a weighted average interest rate of 9.17% and 9.30%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income for the three and nine months ended September 30, 2000, would have been approximately $62,000 and $180,000 less, respectively.

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

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

                     (a)   Exhibits.
                           Exhibit No.               Exhibit
                           -----------               -------
                                27          Financial Data Schedule

                     (b) Reports on form 8-K filed during the third quarter ended September 30, 2000.

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

                                   NET 2 L.P.

                                   By:   Lepercq Net 2 L.P.
                                         its general partner

                                   By:   Lepercq Net 2 Inc.
                                         its general partner

Date:  November 14, 2000           By:   /s/ E. Robert Roskind
       ---------------------             -------------------------------------
                                         E. Robert Roskind
                                         President