Form 10-K405
period 2000-12-31
NET 2 L P
filed 2001-04-02
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED December 31, 2000
                                                -----------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                          -------------  ---------------

                        COMMISSION FILE NUMBER 000-22566
                                               ---------

                                   NET 2 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                                           13-3497738
- ------------------------------------------------                                ---------------------
      (State or other jurisdiction of                                             (I.R.S. Employer
      incorporation or organization)                                             Identification No.)

   c/o Lexington Corporate Properties Trust
           355 Lexington Avenue
               New York,  NY                                                            10017
- ------------------------------------------------                                ---------------------
   (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code                                  (212) 692-7200
                                                                                ---------------------

Securities registered pursuant to Section 12(b) of the Act:                             None
                                                                                ---------------------

Securities registered pursuant to Section 12(g) of the Act:    Units of Limited Partnership Interests
                                                               --------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

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

ITEM 1.  BUSINESS

Net 2 L.P. (the "Partnership") is a limited partnership formed on November 9, 1988 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in existing commercial properties which are triple net leased to corporations or other entities. The Partnership Agreement was restated and amended on June 13, 1994, which enables the Partnership to make additional real estate investments.

The General Partner of the Partnership is Lepercq Net 2 L.P.; a Delaware limited partnership (the "General Partner"). Lepercq Net 2 Inc. is the general partner of the General Partner. The directors and executive officers of Lepercq Net 2 Inc. are discussed in PART III, Item 10 (Directors and Executive Officers of the Registrant). Leased Properties Management, Inc., which was purchased on June 23, 2000, by a subsidiary of Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, performs certain property management services in connection with the operation of the Partnership's business.

The Partnership commenced an offering to the public of 500,000 units at $100 per unit of limited partnership interests (the "Units") on January 10, 1989 pursuant to a Prospectus. The Prospectus was filed with the Securities and Exchange Commission as part of the Partnership's Registration Statement on Form S-11 (No.33-25984). On July 19, 1990, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 477,417 units had been sold, equaling $47.742 million in capital contributions. The Partnership returned a capital contribution of $25,000 (250 Units) to a limited partner admitted in December 1989. No additional Units have been returned nor repurchased since 1990.

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

Each of the following tenants/guarantors accounted for 10% or more of consolidated rental revenues for the years ended December 31:

        Tenants/Guarantors                                2000        1999         1998
        ------------------                                ----        ----         ----
        Associated Grocers of Florida, Inc.                22%         21%           -
        Hollywood Entertainment Corporation                15%         15%           -
        Wal-Mart Stores, Inc. (*)                          12%         10%          12%
        Nextel Communications, Inc.                        10%          -            -
        The Tranzonic Companies (**)                       9%          9%           12%
        Total Petroleum (***)                               -          8%           12%
        NCS (****)                                          -           -           10%

        (*) Consist of two retail stores, one in Michigan and one in Alabama.
        (**) Consist of two office/warehouse facilities, one in Ohio and one in Arizona.
        (***) Consisted of thirteen retail stores and were sold on December 28, 1999.
        (****) Consisted of fourteen retail stores and were sold on January 25, 1999.

The Partnership attempts to maintain a working capital cash reserve in an amount equal to 1.5% of the gross proceeds of the offering, which is anticipated to be sufficient to satisfy short and long-term liquidity requirements. Liquidity could be adversely affected by unanticipated costs, lessees experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The Partnership operates in one industry segment, investment in net leased real property located throughout the United States.

The General Partner has granted Lexington, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited.

Competition

The Partnership has been in the net lease business since 1988, and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources, that compete with the Partnership in seeking properties for acquisition and tenants who will lease space in these properties. The Partnership's competitors include other partnerships, pension funds, private companies, REITs and individuals.

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

From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's Properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties, or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's financial condition or results of operations.

Employees

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

As of December 31, 2000, the Partnership owned or had interests in 1.9 million square feet of rental space in 16, office, industrial and retail properties. The Partnership's Properties are currently 100% leased except for one property located in Earth City, Missouri which is under contract for sale as of January 10, 2001. The number, percentage of annualized rental revenues and percentage of square footage of the Partnership's portfolio follows:

                                                                                 Percentage
                                                                                of Annualized      Percentage
                                                                                   Rental           of Square
                                                                  Number           Revenue           Footage
                                                                  ------           -------           -------
                  Office                                            5               38%               20%
                  Industrial                                        6               37%               63%
                  Retail                                            5               25%               17%
                                                                   --              ----              ----
                                                                   16              100%              100%
                                                                   ==              ====              ====

The following is a detailed schedule of the Partnership's real property portfolio as of December 31, 2000:

                                                                Net            Base Terms and
                                      Property       Land    Rentable          Annual Rent per
                                      Type/Year      Area     Square            Net Rentable            Renewal
  Location            Tenant         Constructed    (Acres)    Feet              Square Feet            Options
  --------            ------         -----------     -----     ----     ---------------------------     -------
Highland       The Tranzonic           Office         5.23      94,657         2/28/89-2/28/09       (2) 10 year
 Heights,       Companies             1968/1989                            3/01/99-8/31/01: $7.47
  OH                                                                          9/01/01-2/28/09*
                                                                              *Adjusted by CPI
                                                                            factor not to exceed
                                                                               4.5% per annum

Tempe, AZ      The Tranzonic         Industrial       2.81      49,951         2/28/89-2/28/09       (2) 10 year
                Companies               1981                                3/1/99-8/31/01: $3.76
                                                                               9/1/01-2/28/09*
                                                                              *Adjusted by CPI
                                                                            factor not to exceed
                                                                               4.5% per annum

Columbus,      Ameritech             Industrial      10.12      20,000         9/14/90-5/31/05              None
  OH            Services, Inc.          1990                               6/01/00-5/31/05: $12.75

Tucson, AZ     Cox Communi-            Office         3.58      28,591        09/28/90-9/30/10              None
                cations, Inc.           1988                              10/01/98-9/30/10: $12.48
                                                                             *Adjusted by 3x CPI
                                                                            not to exceed the rent,
                                                                                 as defined.

                                                               Net             Base Terms and
                                      Property       Land   Rentable           Annual Rent per
                                      Type/Year      Area    Square             Net Rentable            Renewal
  Location           Tenant          Constructed    (Acres)   Feet               Square Feet            Options
  --------           ------          -----------     -----    ----      ---------------------------     -------
Eau Claire,    Kohl's Department       Retail         6.24      76,164         6/22/94-1/25/15        (4) 5 year
  WI            Stores, Inc.            1954                               6/22/94-3/31/04: $5.71
                                                                           4/01/04-1/25/15: $6.15

Milford,       Ikon Office             Office         3.01      27,360        12/23/94-12/31/04       (4) 5 year
  CT            Solutions               1994                              01/01/00-12/31/04: $12.31

Westland,      Sam's Real Estate       Retail         9.70     102,826      6/5/94-1/31/09: $7.32           None
  MI            Business Trust          1987                                  plus 1% of gross
                                                                              sales as defined

Canton,        Best Buy Co., Inc.      Retail         6.59      46,350     7/24/98-2/26/18: $10.03   (3) 5 years
  OH                                    1995

Spartanburg,   Best Buy Co., Inc.      Retail         7.49      45,800     7/24/98-2/26/18: $8.62    (3) 5 years
  SC                                    1996

Wilsonville,   Hollywood Entertain-    Office         8.72     122,853        9/29/98-11/30/08        (1) 5 year
  OR             ment Corporation    1980/1998                            9/29/98-01/31/02: $10.95
                                                                          2/01/02-12/31/05: $11.95
                                                                          1/01/06-11/30/08: $13.25

Ocala,         Associated Grocers    Industrial      75.00     668,034         1/8/99-12/31/18       (2) 10 year
  FL            of Florida, Inc.        1976                               1/8/99-12/31/03: $2.80
                                                                           1/1/04-12/31/08: $3.09
                                                                           1/1/09-12/31/13: $3.42
                                                                           1/1/14-12/31/18: $3.77

Jacksonville,  Wal-Mart Real Estate    Retail         5.21      56,132     6/29/99-1/31/09: $2.60     (5) 5 year
  GA            Business Trust          1982                                  plus 1% of gross
                                                                              sales as defined

Columbia,      Stone Container       Industrial      10.76     185,961         8/4/99-8/31/12               None
  SC            Corporation           1968/1998                             9/1/00-8/31/03: $2.71
                                                                            9/1/03-8/31/06: $2.91
                                                                            9/1/06-8/31/08: $3.12
                                                                            9/1/08-8/31/12: $3.32

Hampton,       Nextel Communi-         Office        14.34     100,632        3/20/00-12/31/09        (4) 5 year
  VA              cations of            1999                              1/01/01-12/31/01: $11.83
               Mid-Atlantic, Inc.                                         1/01/02-12/31/02: $12.07
                                                                          1/01/03-12/31/03: $12.31
                                                                          1/01/04-12/31/04: $12.56
                                                                          1/01/05-12/31/05: $12.81
                                                                          1/01/06-12/31/06: $13.07
                                                                          1/01/07-12/31/07: $13.33
                                                                          1/01/08-12/31/08: $13.60
                                                                          1/01/09-12/31/09: $13.87

                                                               Net             Base Terms and
                                      Property       Land   Rentable           Annual Rent per
                                      Type/Year      Area    Square             Net Rentable            Renewal
  Location           Tenant          Constructed    (Acres)   Feet               Square Feet            Options
  --------           ------          -----------     -----    ----      ---------------------------     -------
Plymouth,      Johnson               Industrial      24.00     134,160     5/19/00-12/22/06: $4.84    (2) 5 year
  MI            Controls, Inc.          1996                                 Annual escalations
                                                                               equal to 3x the
                                                                             percentage increase
                                                                            in CPI, not to exceed
                                                                                4.5% per annum

Earth City,    Vacant                Industrial       9.88     147,000
  MO                                    1983

                                                    ------   ---------
                                                    202.68   1,906,471
                                                    ======   =========


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



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

As of December 31, 2000, there were 1,912 investors holding 477,167 limited partnership units.

The Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 2000 was $5.00.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, (in thousands, except per Unit data):

                                    2000             1999              1998             1997              1996
                                    ----             ----              ----             ----              ----
Rental revenue                     $10,126          $10,086           $6,871           $5,934            $5,442
                                   =======          =======           ======           ======            ======

Net income                         $2,039           $3,411            $6,992           $2,364            $2,308
                                   ======           ======            ======           ======            ======

Net income
 per Unit of limited
 partnership interests (*)        $3.77 to         $6.24 to          $12.62 to        $4.20 to          $4.02 to
                                  ========         ========          =========        ========          ========
                                   $4.48            $7.53             $15.55            $5.30            $5.23
                                   =====            =====             ======            =====            =====

Total assets                       $97,607          $90,433           $78,918          $55,001           $50,002
                                   =======          =======           =======          =======           =======

Mortgage notes payable             $59,254          $51,927           $41,519          $22,106           $17,181
                                   =======          =======           =======          =======           =======

Cash distributions
 per Unit of limited
 partnership interests              $5.00            $5.00             $5.00            $5.00             $5.00
                                    =====            =====             =====            =====             =====

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

The Partnership attempts to maintain a working capital cash reserve in an amount equal to 1.5% of the gross proceeds of the offering, which is anticipated to be sufficient to satisfy short and long-term liquidity requirements. Liquidity could be adversely affected by unanticipated costs, lessees experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The unpaid cumulative preferred return at December 31, 2000 totaled $29.92 million ($61.46 to $63.40 per Unit, per close), and was reduced by $596,000 ($1.25 per Unit) with the fourth quarter 2000 distribution paid on January 30, 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

During the year ended December 31, 2000, the Partnership entered into the following real estate transactions:

                                                                                               Lease        Net
                                                                  Capitalized  Annualized   Expiration   Rentable
Date of                                                              Costs      Base Rent      Date       Square
Acquisition        Tenant                      Location            ($000's)     ($000's)   (month/year)    Feet
- -----------        ------                      --------            --------     --------   ------------    ----
   March 20,   Nextel Communications
                 of Mid-Atlantic, Inc.      Hampton, VA          $   12,347     $  1,167       12/09       100,632
    May 19,    Johnson Controls, Inc.       Plymouth, MI              8,026          740       12/06       134,160
                                                                    -------       ------                   -------
                                                                 $   20,373     $  1,907                   234,792
                                                                     ======        =====                   =======

The Partnership obtained a $7.5 million mortgage note secured by its Hampton, Virginia property. The mortgage bears interest at 8.27% per annum and matures on April 1, 2010. The note requires yearly payment of principal and interest of $677,000 and a balloon payment of $6.8 million at maturity.

The Plymouth property was purchased from Lexington.

During 2000, the tenant of the Partnership's property in Earth City, Missouri, declared bankruptcy and rejected the lease. The Partnership expects to incur expenses such as real estate property taxes, insurance and property repairs and maintenance. On January 10, 2001, the Partnership entered into an agreement to sell this property for approximately $4 million. The closing is expected to take place in the second quarter of 2001.

On October 29, 1998, the Partnership received an increase and an extension on the line of credit of up to $24.5 million from Bank of America (formerly Nations Credit Commercial Corporation) bearing interest at a rate of 315 basis points over the London Interbank Offered Rate ("LIBOR"). The line of credit matured on May 1, 2000. On May 19, 2000, the Partnership obtained financing with Key Bank in the amount of $24.25 million with an interest rate of 250 basis points over LIBOR. The loan requires interest only payments and matures on January 10, 2001. On December 29, 2000, the Partnership repaid $11 million on the principal balance through separate financing secured by the Michigan, South Carolina and one of the Arizona properties. The remaining balance of the note is secured by the remaining six properties located in Alabama (1), Arizona (1), Connecticut
(1), Ohio (2) and Oregon (1). The loan was extended to January 10, 2002. The Partnership is currently exploring opportunities to refinance this agreement.

Net cash used in investing activities totaled $7.865 million in 2000, $21.438 million in 1999 and $21.887 million in 1998. Cash used in investing activities related primarily to investments in real estate properties, net of proceeds from sale of properties.

Net cash provided by financing activities totaled $4.147 million in 2000, $16.848 million in 1999 and $16.772 million in 1998. Cash provided by financing activities related primarily to proceeds received from mortgage financing.

On November 13, 2000, the Partnership entered into an Agreement with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

Results of Operations (in thousands)

                                                                        Increase (Decrease)
                                                                        ------------------
                                        2000       1999      1998       2000-1999  1999-1998
                                        ----       ----      ----       ---------  ---------
Total revenues                      $  10,667   $ 10,334    $ 6,963     $    333   $ 3,371
                                       ------     ------      -----          ---     -----

Total expenses
 Interest                               4,785      4,696      2,277           89     2,419
 Depreciation                           2,049      2,049      1,238          -         811
 Amortization                             383        187        154          196        33
 General, administrative and other      1,011        775        744          236        31
 Transaction expenses                     400        -           74          400       (74)
                                       ------   --------    -------          ---    ------
                                        8,628      7,707      4,487          921     3,220
                                        -----      -----      -----          ---     -----
Income before gain on sale
 of properties, net                 $   2,039   $  2,627    $ 2,476     $   (588)  $   151
                                        =====      =====      =====          ===       ===

The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 2000, 1999 and 1998 are primarily attributable to the operations of the real property investments acquired and sold, and related mortgages assumed and obtained, as described above.

Rental revenue did not materially change in 2000. Rental revenue increased $3,200 in 1999, primarily due to real property investment acquired in the first quarter of 1999. Included in total revenues are interest and other revenues, which increased $293 and $156 in 2000 and 1999, respectively, from interest earned from escrow accounts and cash invested.

General and administrative expenses increased in 2000 due to costs incurred regarding a vacated property located in Earth City, Missouri. General and administrative expenses did not materially change in from 1998 to 1999.

In 2000, the transaction expenses relate to the proposed acquisition of the Partnership by Lexington as described above. In 1998, the Partnership incurred transaction expenses due to the proposed merger into a subsidiary of Lexington that was abandoned.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership does not expect the adoption of SFAS on 133 January 1, 2001 to have any impact on its financial position or results of operations since it has no derivatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of December 31, 2000 and 1999, the Partnership's variable rate indebtedness represented 22% and 45% of total long-term indebtedness. During 2000 and 1999, this variable rate indebtedness had weighted average interest rates of 9.26% and 8.39%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income would have been approximately $234,000 and $242,000 less for the years ended December 31, 2000 and 1999, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                           NET 2 L.P. AND SUBSIDIARIES


                                      INDEX

                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                            14

Consolidated Balance Sheets at December 31, 2000 and 1999                               15

Consolidated Statements of Income for the years ended
December 31, 2000, 1999 and 1998                                                        16

Consolidated Statements of Changes in Partners' Capital (Deficit)
for the years ended December 31, 2000, 1999 and 1998                                    17

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                                        18

Notes to Consolidated Financial Statements                                              19 - 28


Consolidated Financial Statement Schedule
- -----------------------------------------

Real Estate and Accumulated Depreciation Schedule III                                   29 - 30

                          INDEPENDENT AUDITORS' REPORT


The Partners
Net 2 L.P.:


We have audited the consolidated financial statements of Net 2 L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 2 L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







New York, New York
March 9, 2001

                           NET 2 L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  DECEMBER 31,



                                                                     2000            1999
                                                                     ----            ----
                       ASSETS

Real estate, at cost:
    Buildings                                                    $  82,989       $  69,761
    Land                                                            14,932          12,164
                                                                  --------        --------
                                                                    97,921          81,925
    Less:  accumulated depreciation                                  6,833           5,968
                                                                  --------        --------
                                                                    91,088          75,957

Property held for sale                                               3,193             -
Cash and cash equivalents                                              777             566
Restricted cash                                                        -            12,508
Deferred expenses, net of accumulated amortization
    of $567 and $184 in 2000 and 1999, respectively                    667             305
Rent receivable                                                      1,505             957
Other assets                                                           377             140
                                                                  --------        --------

                                                                 $  97,607       $  90,433
                                                                  ========        ========

          LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                           $  59,254       $  51,927
Accrued interest payable                                                81             225
Accounts payable and accrued liabilities                               688             301
                                                                  --------        --------
                                                                    60,023          52,453
                                                                  --------        --------

Partners' capital (deficit):
    General Partner                                                  (262)            (254)
    Limited Partners ($100 per Unit, 500,000 Units
        authorized, 477,167 Units issued and outstanding)           37,846          38,234
                                                                  --------        --------
    Total partners' capital                                         37,584          37,980
                                                                  --------        --------

                                                                 $  97,607       $  90,433
                                                                  ========        ========


          See accompanying notes to consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                            YEARS ENDED DECEMBER 31,



                                                        2000          1999           1998
                                                        ----          ----           ----
Revenues:
  Rental                                             $  10,126     $  10,086     $   6,871
  Interest and other                                       541           248            92
                                                      --------      --------       -------
                                                        10,667        10,334         6,963
                                                      --------      --------       -------

Expenses:
  Interest                                               4,785         4,696         2,277
  Depreciation                                           2,049         2,049         1,238
  Amortization of deferred expenses                        383           187           154
  General, administrative and other                      1,011           775           744
  Transaction expenses                                     400           -              74
                                                      --------      --------       -------
                                                         8,628         7,707         4,487
                                                      --------      --------       -------
Income before net gain from
    sale of properties                                   2,039         2,627         2,476
  Gain from sale of properties, net                        -             784         4,516
                                                      --------      --------       -------

Net income                                           $   2,039     $   3,411     $   6,992
                                                      ========      ========       =======


Net income per Unit of limited
  partnership interest (*)                            $3.77 to      $6.24 to       $12.62 to
                                                      ========      ========       =========
                                                        $4.48         $7.53         $15.55
                                                        =====         =====         ======

 (*) Amounts allocated to unit holders vary depending on the dates they became unit holders.


          See accompanying notes to consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                General           Limited
                                               Total            Partner          Partners
                                               -----            -------          --------
Partners' capital (deficit)
  at December 31, 1997                    $    32,447         $    (365)        $   32,812

Net income                                      6,992                140             6,852

Cash distributions                            (2,435)               (49)           (2,386)
                                              ------              -----            ------

Partners' capital (deficit)
  at December 31, 1998                         37,004              (274)            37,278

Net income                                      3,411                 69             3,342

Cash distributions                            (2,435)               (49)           (2,386)
                                              ------              -----            ------

Partners' capital (deficit)
  at December 31, 1999                         37,980              (254)            38,234

Net income                                      2,039                 41             1,998

Cash distributions                            (2,435)               (49)           (2,386)
                                              ------              -----            ------

Partners' capital (deficit)
  at December 31, 2000                    $    37,584         $    (262)        $   37,846
                                               ======              ====             ======


          See accompanying notes to consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                            YEARS ENDED DECEMBER 31,


                                                                2000       1999       1998
                                                                ----       ----       ----

Cash flows from operating activities:
  Net income                                                  $ 2,039   $  3,411   $ 6,992
                                                                -----      -----     -----
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                             2,432      2,236     1,392
      Increase in rents receivable                               (548)      (498)     (223)
      Gain on sale of properties, net                             -         (784)   (4,516)
      (Increase) decrease in other assets                        (237)       142      (140)
      (Decrease) increase in accrued interest payable            (144)         9        81
      Increase (decrease) in accounts payable
        and other liabilities                                     387        122      (134)
                                                               ------     ------    -------
      Total adjustments                                         1,890      1,227    (3,540)
                                                                -----      -----    ------
      Net cash provided by operating activities                 3,929      4,638     3,452
                                                                -----      -----     -----

Cash flows from investing activities:
  Proceeds from sale of properties                                -       17,593    11,802
  Decrease (increase) in restricted cash                       12,508     (2,648)   (9,861)
  Investments in real estate                                  (20,373)   (36,383)  (23,828)
                                                              -------    -------   -------
      Net cash used in investing activities                    (7,865)   (21,438)  (21,887)
                                                              -------    -------   -------

Cash flows from financing activities:
  Proceeds of mortgage notes payable                           42,865     21,207    34,363
  Repayment of mortgage notes payable                         (23,425)       -         -
  Principal payments on mortgage notes                        (12,113)    (1,746)  (14,950)
  Increase in deferred expenses                                  (745)      (178)     (206)
  Cash distributions to partners                               (2,435)    (2,435)   (2,435)
                                                               ------     ------    ------
    Net cash provided by financing activities                   4,147     16,848    16,772
                                                               ------     ------    ------

Change in cash and cash equivalents                               211         48    (1,663)
Cash and cash equivalents, at beginning of year                   566        518     2,181
                                                                  ---        ---     -----
Cash and cash equivalents, at end of year                     $   777   $    566   $   518
                                                                  ===        ===    ======



          See accompanying notes to consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                        DECEMBER 31, 2000, 1999 AND 1998


1.  THE PARTNERSHIP AND BASIS OF PRESENTATION

    Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988 under the laws of the State of Delaware to invest in triple net leased real estate properties or interests therein. The Partnership terminates on December 31, 2028.

    On January 10, 1989, the Partnership commenced the sale of up to 500,000 Units of limited partnership interests at $100 per Unit with the option to offer an additional 50,000 Units. On July 19, 1990, the Partnership held the final admission of Limited Partners. The Partnership raised a total of $47,742 (477,417 Units) from 2,396 investors and the offering was terminated. The Partnership returned a capital contribution of $25 (250 Units) to a limited partner admitted in December 1989. No additional Units have been returned nor repurchased since 1990.

    Pursuant to the partnership agreement, limited partnership units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made.

    As of December 31, 2000, there were 1,912 investors holding 477,167 limited partnership units.

    The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer, is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

    On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35,500 in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Partnership's financial statements are prepared on the accrual basis.

    The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiary partnerships and corporations, after elimination of all material intercompany accounts, transactions and profits.

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

    In connection with the acquisition of properties, the Partnership capitalizes third party direct costs only. No internal costs (e.g. rent, salaries) are capitalized. Costs incurred for transactions that terminate are immediately expensed.

    The leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. Rent receivable consists of the excess of rental revenues recognized on a straight-line basis over the rents collectible under the lease.

    Percentage rent is recognized on a cash basis. The percentage rents received for each of the years in the three-year period ended December 31, 2000 were $307, $170 and $100, respectively.

    Deferred expenses are costs in obtaining financing and are amortized using the straight-line method over the term of the loans.

    No provision for income taxes has been made as the liability for such taxes is that of the individual partners rather than of the Partnership.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



2.  CONTINUED

    Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each year and allocating the income attributable for that year to the Limited Partners. The weighted average number of Units outstanding for each of the years in the three-year period ended December 31, 2000 was 477,167.

    The Partnership considers all highly liquid instruments with maturity of three months or less from the date of purchase to be cash equivalents.

    The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable, accounts payable and accrued liabilities are considered to be financial instruments, their costs approximate fair value.

    The FASB issued Statement Standard No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership does not expect the adoption of SFAS 133 on January 1, 2001 to have any impact on its financial position or results of operations since it has no derivatives.

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    Certain amounts included in the prior year's financial statements have been reclassified to conform to the current year's presentation.

3.  THE PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not and will not be liable for the debts of the Partnership beyond their contributed capital.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



3.  CONTINUED

    Distributable cash from operations, as defined in the Partnership Agreement, is generally to be distributed 98% to the Limited Partners and 2% to the General Partner until each limited partner has received total distributions of distributable cash from operations equal to an 11% cumulative non-compounded preferred return. Thereafter, such distributions are to be made 90% to the Limited Partners and 10% to the General Partner.

    Distributable cash from capital transactions, as defined, is generally to be distributed 99% to the Limited Partners and 1% to the General Partner until each limited partner has received total distributions of distributable cash from capital transactions equal to an 11% cumulative non-compounded preferred return plus a return of capital contribution. Thereafter, such distributions are to be made 85% to the Limited Partners and 15% to the General Partner. As of December 31, 2000, the Partnership has not made any distributions of proceeds from capital transactions.

    Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 2000 totaled $29,920 ($61.46 to $63.40 per Unit, per close). On January 30, 2001, the unpaid cumulative preferred return at December 31, 2000 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 2000 totaling $596 ($1.25 per unit). The General Partner received a cash distribution of $12 on January 30, 2001.

    Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 2000 was $5.00.

    Taxable income as defined, before depreciation, generally is allocated in the same proportion as distributions of distributable cash or distributions of distributable cash from capital transactions (other than the portion of such proceeds constituting a return of capital). Depreciation and amortization expense, to the extent that it does not exceed income before depreciation for such year, shall be allocated in the same ratio as taxable income. Any excess of such depreciation deductions shall be allocated 98% to the Limited Partners and 2% to the General Partner.

    For financial statement reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash or distributions of distributable cash from capital transactions.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


4.  INVESTMENTS IN REAL ESTATE

    Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 2000:

                                                                                               Lease        Net
                                                                                            Expiration   Rentable
     Date of                                                      Acquisition  Annualized      Date       Square
     Acquisition      Tenant                     Location            Cost       Base Rent  (month/year)    Feet
     -----------      ------                     --------            ----       ---------  ------------    ----
     02/28/89     The Tranzonic              Highland Heights,
                     Companies                  Ohio             $    5,821      $   707       02/09        94,657
     02/28/89     The Tranzonic
                     Companies               Tempe, AZ                1,548          188       02/09        49,951
     09/14/90     Ameritech
                     Services, Inc.          Columbus, OH             2,450          255       05/05        20,000
     09/28/90     Cox Communi-
                     cations, Inc.           Tucson, AZ               1,681          401       09/10        28,591
     06/22/94     Kohl's Department
                     Stores, Inc.            Eau Claire, WI           4,187          435       01/15        76,164
     12/23/94     Ikon Office Solutions      Milford, CT              2,949          337       12/04        27,360
     06/05/97     Sam's Real Estate
                     Business Trust          Westland, MI             7,904          753       01/09       102,826
     07/24/98     Best Buy Co., Inc.         Canton, OH               5,301          465       02/18        46,350
     07/24/98     Best Buy Co., Inc.         Spartanburg, SC          4,518          395       02/18        45,800
     09/29/98     Hollywood Entertainment
                     Corporation             Wilsonville, OR         14,009        1,345       11/08       122,853
     01/08/99     Associated Grocers
                     of Florida, Inc.        Ocala, FL               20,071        1,872       12/18       668,034
     06/29/99     Wal-Mart Real Estate
                     Business Trust          Jacksonville, GA         2,211          146       01/09        56,132
     08/04/99     Stone Container
                     Corporation             Columbia, SC             4,898          477       08/12       185,961
     03/20/00     Nextel Communications
                     of Mid-Atlantic, Inc.   Hampton, VA             12,347        1,167       12/09       100,632
     05/19/00     Johnson Controls, Inc.     Plymouth, MI             8,026          740       12/06       134,160
                                                                    -------       ------                ----------

                                                                 $   97,921      $ 9,683                 1,759,471
                                                                     ======        =====                 =========

    In 2000, the Columbia and Plymouth properties were purchased from Lexington.

    In 1999, the Partnership purchased a property located in Bristol, Pennsylvania for $9,200. The Partnership obtained $6,580 in mortgage financing secured by the property. It was subsequently sold the same year.

    In 1999, the Partnership sold properties in Texas, Pennsylvania, Massachusetts and Michigan for $26,646, which resulted in a net gain of $784. The Jacksonville property was purchased from, and the Pennsylvania and Massachusetts properties were sold to, Lexington.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


4.  CONTINUED

    In 1998, the Partnership sold the Sandusky and Seattle properties for net proceeds of $11,800 and recognized a gain of $4,500.

    The following unaudited pro forma operating information for the years ended December 31, 2000 and 1999, were prepared as if all acquisitions and dispositions were consummated as of January 1, 1999. The information provided do not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on the date assumed. The pro forma amounts follow:

                                            Unaudited Pro Forma      Unaudited Pro Forma
                                                Year ended               Year ended
                                             December 31, 2000        December 31, 1999
                                             -----------------        -----------------
    Revenues                                     $  11,227                $  11,073
                                                 =========                =========
    Net income                                   $   2,345                $   3,160
                                                 =========                =========
    Income per Unit of
     limited partnership interest              $4.33 to $5.15           $5.78 to $6.98
                                               ==============           ==============

5.  MORTGAGE NOTES PAYABLE

    Following is a detailed schedule of the Partnership's mortgage notes payable as of December 31, 2000 and 1999:

                                                                                                      Scheduled
     Loan or                                                   Interest                  Balloon    Debt Service
     Property Location              2000           1999          Rate       Maturity     Payment       in 2001
     -----------------              ----           ----          ----       --------     -------       -------
     Bank of America            $      -        $   23,593         -          05/00    $     -               -
     Key Bank                       13,179             -         9.13%        01/02          -        Variable
     Eau Claire, WI                  2,580           2,683       8.00%        07/14          -       $     313
     Westland, MI                    4,401           4,740       7.50%        09/09          -             683
     Canton, OH                      3,519           3,574       7.15%        08/08        2,936           313
     Spartanburg, SC                 2,923           2,968       7.15%        08/08        2,438           260
     Ocala, FL                      14,069          14,369       7.25%        02/09       10,700         1,332
     Hampton, VA                     7,468             -         8.27%        04/10        6,758           677
     Tucson, AZ                      2,550             -         7.50%        01/11        2,076           226
     Columbia, SC                    3,565             -         7.54%        01/11        2,905           317
     Plymouth, MI                    5,000             -         7.96%        07/11        3,949           463
                                   -------      ----------       -----                  --------
                                $   59,254      $   51,927       7.93%                 $  31,762
                                   =======      ==========       =====                  ========

    On October 29, 1998, the Partnership received an increase and an extension on the line of credit of up to $24.5 million from Bank of America (formerly Nations Credit Commercial Corporation) bearing interest at a rate of 315 basis points over the London Interbank Offered Rate ("LIBOR"). The line of credit matured on May 1, 2000.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


5.  CONTINUED

    On May 19, 2000, the Partnership obtained financing with Key Bank in the amount of $24.25 million with an interest rate of 250 basis points over LIBOR. The loan requires interest only payments and matures on January 10, 2001. On December 29, 2000, the Partnership repaid $11 million on the principal balance through separate financing obtained on the Michigan, South Carolina and one of the Arizona properties. The remaining balance of the note is secured by the remaining six properties and by a negative declaration by the Partnership that the properties owned would not be mortgaged to secure any other indebtedness. If the value of the collateral falls below certain specified levels, the Partnership will be required to provide additional security or to prepay a portion of the loan. The loan was extended up to January 10, 2002. The Partnership is currently exploring opportunities to refinance this agreement.

    The mortgage notes are recourse to the Parthnership but not to its Limited or General Partners. They may be prepaid, subject to certain prepayment penalties, as defined.

    Required principal payments of the mortgage notes payable for the succeeding five years are as follows:

                         Year ending December 31
                         -----------------------
                                  2001                    $       1,103
                                  2002                           14,374
                                  2003                            1,288
                                  2004                            1,384
                                  2005                            l,496

6.  LEASES

    Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 2000 are as follows:

                         Year Ending December 31
                         -----------------------
                                  2001                        $    9,733
                                  2002                             9,869
                                  2003                             9,917
                                  2004                            10,190
                                  2005                             9,735
                               Thereafter                         67,339
                                                                --------
                                  Total                       $  116,783
                                                                ========

    The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


6.  CONTINUED

    Each of the following tenants/guarantors accounted for 10% or more of rental revenues for the years ended December 31,:

        Tenants/Guarantors                              2000          1999           1998
        -------------------                             ----          ----           ----
        Associated Grocers of Florida, Inc.              22%           21%             -
        Hollywood Entertainment Corporation              15%           15%             -
        Wal-Mart Stores, Inc. (*)                        12%           10%            12%
        Nextel Communications, Inc.                      10%            -              -
        The Tranzonic Companies (**)                     9%            9%             12%
        Total Petroleum (***)                             -            8%             12%
        NCS (****)                                        -             -             10%

        (*) Consist of two retail stores, one in Michigan and one in Alabama.
        (**) Consist of two office/warehouse facilities, one in Ohio and one in Arizona.
        (***) Consisted of thirteen retail stores and were sold on December 28, 1999.
        (****) Consisted of fourteen retail stores and were sold on January 25, 1999.

    Summarized financial information for each tenants/guarantors which represented 10% or greater of rental revenue in 2000, follows:

                                                                             January 31,
                                                                                2000
                                                                                ----
        Wal-Mart Stores, Inc.:
        ----------------------
        Total Assets                                                        $70,349,000
        Total Liabilities                                                    44,515,000
        Total Stockholders' Equity                                           25,834,000
        Total Revenues                                                      166,809,000
        Net Income                                                            5,377,000

                                                                            December 31,
                                                                                1999
                                                                                ----
        Hollywood Entertainment Corporation:
        ------------------------------------
        Total Assets                                                        $ 1,080,177
        Total Liabilities                                                       775,648
        Total Stockholders' Equity                                              304,529
        Total Revenues                                                        1,096,841
        Net Loss                                                               (51,302)

        Nextel Communications, Inc.:
        ----------------------------
        Total Assets                                                        $18,410,000
        Total Liabilities                                                    15,836,000
        Total Stockholders' Equity                                            2,574,000
        Total Revenues                                                        3,326,000
        Net Loss                                                            (1,338,000)

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


6.  CONTINUED

    Associated Grocers of Florida, Inc., the Partnership's largest tenant based upon rental revenue, is a private organization which does not file financial statements with the Securities and Exchange Commission. The Partnership does receive annual audited financial statements from the tenant pursuant to the lease however, has no authority to disclose publicly such financial data. The tenant operates as a retailer-owned cooperative in the wholesale distribution of grocery products and uses the property as a distribution center. According to publicly published reports, the tenant is one of the top 50 (based on revenues) private companies in Florida and had in excess of 300 employees.


7.  RELATED PARTIES

    The General Partner has granted Lexington, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

    On November 13, 2000, the Partnership entered into the Agreement with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35,500 in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

    In 2000, the Columbia and the Plymouth properties were purchased from Lexington. In 1999, the Jacksonville property was purchased from, and the Pennsylvania and Massachusetts properties were added to Lexington.

    Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 2000, 1999 and 1998, such reimbursements totaled $186, $309 and $240, respectively.

    Leased Properties Management, Inc., which was purchased by a subsidiary of Lexington on June 23, 2000, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 2000, 1999 and 1998, management fees which are included in general and administrative expenses totaled $96, $96 and $66, respectively.

    Affiliates of the General Partner received acquisition fees totaling $120, $337 and $348 for the years ended December 31, 200, 1999 and 1998, respectively.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


8.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Cash paid for interest for each of the years in the three-year period ended December 31, 2000 were $4,929 $4,687 and $2,196, respectively.

    In December 1999, the sale of the Bristol and the Southborough Properties resulted in an assumption by Lexington of mortgage indebtedness of $9,100.

9.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                        Three Months Ended
                                        --------------------------------------------------
                                               March 31,                    June 30,
                                        ----------------------       ---------------------
                                          2000          1999          2000           1999
                                        -------       --------       -------       -------
    Revenues                            $ 2,335       $  2,418       $ 2,929       $ 2,698
    Net income                          $   563       $  1,350       $   970       $   744

    Net income per Unit
     of limited partnership interest    $  1.03       $   2.45       $  1.79       $  1.36
                                           ====           ====          ====          ====
                                        $  1.24       $   3.00       $  2.13       $  1.64
                                           ====           ====          ====          ====

                                                        Three Months Ended
                                        --------------------------------------------------
                                             September 30,                December 31,
                                        ----------------------       ---------------------
                                          2000          1999          2000           1999
                                        -------       --------       -------       -------
    Revenues                            $ 2,643       $  2,688       $ 2,760       $ 2,530
    Net income                          $   306       $    810       $   200       $   507

    Net income per Unit
     of limited partnership interest    $  0.57       $   1.49       $  0.38       $  0.94
                                           ====           ====          ====          ====
                                        $  0.67       $   1.78       $  0.43       $  1.11
                                           ====           ====          ====          ====

    The sum of the quarterly net income per Unit may not equal the full year amounts because the amounts for the quarters and full year were computed independently for each period.

10. SUBSEQUENT EVENTS

    On January 10, 2001, the Partnership entered into an agreement to sell a property located in Earth City, Missouri for approximately $4 million. The closing is expected to take place in the second quarter of 2001.

                                                                    Schedule III
                   NET 2 L. P. AND CONSOLIDATED SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                       December 31, 2000, 1999, and 1998
                  Initial cost to Partnership and gross amount
                     at which carried at end of period (A)
                                 (In thousands)

                                                                                                     Accumulated
Description                         Encumbrances          Land         Buildings    Total (C)     Depreciation (D)
- -----------                         ------------          ----         ---------    ---------     ----------------
Office, Highland Heights, OH        $     3,134 (B)   $      578      $    5,243   $     5,821       $     1,557
Industrial, Tempe, AZ                       832 (B)          154           1,394         1,548               414
Industrial, Columbus, OH                  1,112 (B)          506           1,944         2,450               500
Office, Tucson, AZ                        2,550              402           1,279         1,681               329
Retail, Eau Claire, WI                    2,580              815           3,372         4,187               550
Office, Milford, CT                       1,493 (B)          630           2,319         2,949               349
Retail, Westland, MI                      4,401            2,000           5,904         7,904               523
Retail, Canton, OH                        3,519            1,200           4,101         5,301               250
Retail, Spartanburg, SC                   2,923            1,050           3,468         4,518               211
Office, Wilsonville, OR                   5,961 (B)        1,100          12,909        14,009               728
Industrial, Ocala, FL                    14,069            2,058          18,013        20,071               892
Retail, Jacksonville, AL                    647 (B)          286           1,925         2,211                72
Industrial, Columbia, SC                  3,565              733           4,165         4,898               146
Office, Hampton, VA                       7,468            1,200          11,147        12,347               221
Industrial, Plymouth, MI                  5,000            2,220           5,806         8,026                91
                                        -------          -------         -------     ---------           -------
                                    $    59,254       $   14,932      $   82,989   $    97,921       $     6,833
                                        =======          =======         =======     =========           =======


                                                                                    Life on which depreciation
                                               Date                  Date           on latest income statements
                                             Acquired             Constructed              are computed
                                             --------             -----------              ------------

Office, Highland Heights, OH             February 28, 1989         1968/1989                 40 years
Industrial, Tempe, AZ                    February 28, 1989           1981                    40 years
Industrial, Columbus, OH                September 14, 1990           1990                    40 years
Office, Tucson, AZ                      September 28, 1990           1988                    40 years
Retail, Eau Claire, WI                     June 22, 1994             1994                    40 years
Office, Milford, CT                      December 23, 1994           1994                    40 years
Retail, Westland, MI                       June 5, 1997              1987                    40 years
Retail, Canton, OH                         July 24, 1998             1995                    40 years
Retail, Spartanburg, SC                    July 24, 1998             1996                    40 years
Office, Wilsonville, OR                 September 29, 1998         1980/1998                 40 years
Industrial, Ocala, FL                     January 8, 1999            1976                    40 years
Retail, Jacksonville, AL                   June 29, 1999             1982                    40 years
Industrial, Columbia, SC                  August 4, 1999           1968/1998                 40 years
Office, Hampton, VA                       March 20, 2000             1999                    40 years
Industrial, Plymouth, MI                   May 19, 2000              1996                    40 years

                                                                       Continued

                                                                    Schedule III
                   NET 2 L. P. AND CONSOLIDATED SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                       December 31, 2000, 1999, and 1998
                  Initial cost to Partnership and gross amount
                     at which carried at end of period (A)
                                 (In thousands)


Continued

- --------------------------------------------------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 2000 for Federal income tax purposes was approximately $96,279.

(B) The mortgage note is allocated based on the cost of the real estate.

(C) Reconciliation of real estate owned:

                                                            2000              1999             1998
                                                            ----              ----             ----
     Balance at beginning of year                      $    81,925       $    67,676      $    56,882
     Additions during year                                  20,373            36,383           23,828
     Properties held for sale                               (4,377)             -              (4,551)
     Sale of properties                                       -              (22,134)          (8,483)
                                                       -----------           -------          -------
     Balance at end of year                            $    97,921       $    81,925      $    67,676
                                                       ===========           =======          =======

(D) Reconciliation of accumulated depreciation:

                                                            2000              1999             1998
                                                            ----              ----             ----

     Balance at beginning of year                      $     5,968       $     6,164      $     7,160
     Properties held for sale                               (1,184)             -                (427)
     Sale of properties                                       -               (2,245)          (1,807)
     Depreciation expense                                    2,049             2,049            1,238
                                                            ------            ------           ------
     Balance at end of year                            $     6,833       $     5,968      $     6,164
                                                            ======            ======           ======

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

The directors and executive officers of Lepercq Net 2 Inc. are as follows:

                      Name                            Position
                      ----                            --------
                  E. Robert Roskind            President and Secretary
                  Robert N. Albert             Vice President, Treasurer and Assistant Secretary
                  Denise E. DeBaun             Vice President and Assistant Secretary
                  Dianne R. Smith              Vice President and Assistant Secretary
                  Lisette Almedina             Assistant Secretary

Certain biographical information relating to the directors and executive officers of Lepercq Net 2 Inc. is set forth below:

E. Robert Roskind, age 56, has been associated with The LCP Group, L.P., a real estate advisory firm, since 1973 and has been Chairman of The LCP Group, L.P. since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Clarion CMBS Value Fund, Inc.

Robert N. Albert, age 50, has been employed by The LCP Group, L.P. since 1997. He owned a retail furniture and antiques business for twenty-five years, prior to joining The LCP Group, L.P. He is a graduate of the University of Louisville, where he received his bachelor's degree in Business Management.

Denise E. DeBaun, age 50, was associated with The LCP Group, L.P. from 1981 to 1997. She was a member of the marketing department from 1986 to 1990. Since 1997, she has served as an Executive Assistant of Lexington. Ms. DeBaun is a graduate of Hunter College of the City University of New York.

Dianne R. Smith, age 54, has been associated with The LCP Group, L.P. since 1988 as its paralegal. Ms. Smith also serves as the Paralegal to Lexington. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

Lisette Almedina, age 32, has been associated with The LCP Group, L.P. since 1997 as its office manager. Ms. Almedina worked as an office manager in a retail furniture and antiques business for three years, prior to joining The LCP Group, L.P. Ms. Almedina is a graduate of Pace University.

ITEM 11. EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $49,000 were made to the General Partner in 2000.

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

    (b) None of the directors and executive officers of Lepercq Net 2 Inc. owns any Units as of December 31, 2000.

(c) Lexington Corporate Properties Trust, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, owns 5,693 units as of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner has granted Lexington, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof. Lexington provides the Partnership with various administrative services.

On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

In 2000, the Columbia and the Plymouth properties were purchased from Lexington. In 1999, the Jacksonville property was purchased from and the Pennsylvania and the Massachusetts properties were sold to, Lexington.

Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 2000, 1999 and 1998, such reimbursements totaled $186,000, $309,000 and $240,000, respectively.

Leased Properties Management, Inc., which was acquired by a subsidiary of Lexington on June 23, 2000, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 2000, 1999 and 1998, management fees which are included in general and administrative expenses totaled $96,000, $96,000 and $66,000, respectively.

Affiliates of the General Partner received acquisition fees totaling $120,000, $337,000 and $348,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

RWR Properties, Inc., an affiliate of an officer and a shareholder of the General Partner, received acquisition fees of $198,000, $352,000 and $211,000 for the years ended December 31, 2000, 1999 and 1998.

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

           Net 2 Hamton L.L.C., a Delaware limited liability company, qualified to do business in Virginia.

           Net 2 Plymouth L.L.C., a Delaware limited liability company, qualified to do business in Michigan

           Net 2 Stone L.L.C., a Delaware limited liability company, qualified to do business in South Carolina.

           Net 2 Cox L.L.C., a Delaware limited liability company, qualified to do business in Arizona.

(b) Reports on Form 8-K filed in the fourth quarter of 2000.
    None

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


NET 2 L.P.

By:   Lepercq Net 2 L.P.,
      its general partner

By:   Lepercq Net 2 Inc.,
      its general partner



By:   /s/ E. Robert Roskind               By:  /s/ Brenda Lubrin
      -----------------------------            ------------------------------------------
      President                                Assistant Accounting Officer



Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


                Signature                                        Title
      ------------------------------           ------------------------------------------

      /s/ E. Robert Roskind                    President and Secretary
      ------------------------------
      E. Robert Roskind

      /s/ Robert N. Albert                     Vice President, Treasurer and Assistant Secretary
      ------------------------------
      Robert N. Albert

      /s/ Denise E. DeBaun                     Vice President and Assistant Secretary
      ------------------------------
      Denise E. DeBaun

      /s/ Dianne R. Smith                      Vice President and Assistant Secretary
      ------------------------------
      Dianne R. Smith

      /s/ Lisette Almedina                     Assistant Secretary
      ------------------------------
      Lisette Almedina



Date:   April 2, 2001
      --------------------------------------