Form 10-Q
period 2001-03-31
NET 2 L P
filed 2001-05-14
CIK 843756

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _________________ to ________________ Commission File Number 000-22566



                                  NET 2 L.P.
               -----------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Delaware                                               13-3497738
----------------------------------------                           ------------------
     (State or other jurisdiction of                                (I.R.S. Employer
     incorporation or organization)                                Identification No.)

c/o Lexington Corporate Properties Trust
          355 Lexington Avenue
              New York,  NY                                               10017
----------------------------------------                           ------------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code                   (212) 692-7200
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

                       PART 1. - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         NET 2 L.P. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per Unit amounts)

               March 31, 2001 (unaudited) and December 31, 2000



                        ASSETS                                       2001            2000
                        ------                                       ----            ----
Real estate, at cost                                           $    97,921       $  97,921
    Less: accumulated depreciation                                   7,352           6,833
                                                                    ------          ------
                                                                    90,569          91,088

Property held for sale                                               3,193           3,193
Cash and cash equivalents                                              670             777
Deferred expenses (net of accumulated amortization
 of $460 and $409 in 2001 and 2000, respectively)                      868             667
Rent receivable                                                      1,687           1,505
Other assets                                                           245             377
                                                                    ------          ------

                                                               $    97,232       $  97,607
                                                                    ======          ======



             LIABILITIES AND PARTNERS' CAPITAL
            ----------------------------------

Mortgage notes payable                                         $    58,985       $  59,254
Accrued interest payable                                               120              81
Accounts payable and other liabilities                                 478             688
                                                                    ------          ------
                                                                    59,583          60,023
                                                                    ------          ------
Partners' capital (deficit):
    General Partner                                                   (260)           (262)
    Limited Partners ($100 per Unit, 500,000 Units
     authorized,477,167 Units issued and outstanding)               37,909          37,846
                                                                    ------          ------
      Total partners' capital                                       37,649          37,584
                                                                    ------          ------

                                                               $    97,232       $  97,607
                                                                    ======          ======


    See accompanying notes to unaudited consolidated financial statements.

                         NET 2 L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per unit amounts)

                  Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)


                                                                      2001           2000
                                                                      ----           ----
Revenues:
  Rental                                                             $ 2,634       $ 2,210
  Interest and other                                                      61           125
                                                                       -----         -----
                                                                       2,695         2,335
                                                                       -----         -----

Expenses:
  Interest                                                             1,134         1,076
  Depreciation                                                           519           443
  Amortization of deferred expenses                                       51            32
  General, administrative and other                                      318           221
                                                                       -----         -----
                                                                       2,022         1,772
                                                                       -----         -----
Net income                                                           $   673       $   563
                                                                         ===           ===

Net income per Unit of limited
    partnership interest (*)                                        $1.25 to       $1.03 to
                                                                    ========       ========
                                                                      $1.48          $1.24
                                                                      =====          =====

         (*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

    See accompanying notes to unaudited consolidated financial statements.

                         NET 2 L.P. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                  Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)


                                                               2001           2000
                                                               ----           ----
Net cash provided by operating activities                   $ 1,022        $ 1,096
                                                              -----          -----

Cash flows from investing activities:
    Investments in real estate                                  -          (12,287)
    Decrease in restricted cash                                 -            4,611
                                                              -----         ------
      Net cash used in investing activities                     -           (7,676)
                                                              -----         ------

Cash flows from financing activities:
    Proceeds of mortgage notes payable                          -            7,500
    Increase in deferred expenses                              (252)           (70)
    Principal payments on mortgage notes                       (269)          (331)
    Cash distributions to partners                             (608)          (609)
                                                             ------          -----
      Net cash (used) provided by financing activities       (1,129)         6,490
                                                             ------          -----

Decrease in cash and cash equivalents                          (107)           (90)
Cash and cash equivalents at beginning of period                777            566
                                                                ---            ---
Cash and cash equivalents at end of period                  $   670        $   476
                                                                ===            ===


    See accompanying notes to unaudited consolidated financial statements.

                         NET 2 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

                                March 31, 2001


1.      The Partnership and Basis of Presentation

        Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein. As of March 31, 2001, the Partnership owned interests in sixteen properties.

        As of March 31, 2001, the Partnership has a total of 477,167 Units issued and outstanding held by 1,888 limited partners.

        The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of condition and the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

2.      Summary of Significant Accounting Policies

        Net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating 98% of the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 477,167 for all periods presented.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations since it has no derivatives.

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

                         NET 2 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

3.      Continued

        Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 2001 totaled $30,636 ($62.96 to $64.90 per Unit, per close). On April 30, 2001, the cumulative preferred return that was unpaid at March 31, 2001 was reduced by a cash distribution to the Limited Partners for the three months ended March 31, 2001 totaling $596 ($1.25 per Unit). The General Partner received a cash distribution of $12 on April 30, 2001.

4.      Leases

        The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

        Each of the following tenants/guarantors accounted for 10% or more of rental revenues for the quarter ended March 31, 2001:

           Tenants/Guarantors
           ------------------
           Associated Grocers of Florida, Inc.                             21%
           Hollywood Entertainment Corporation                             14%
           Nextel Communications, Inc.                                     12%
           Wal-Mart Stores, Inc.(*)                                        10%

           (*) Consists of two retail stores located in Westland, Michigan and Jacksonville, Alabama.

             Each of the tenants/guarantors which represented 10% or greater of rental revenue for the quarter ended March 31, 2001, is a publicly registered company except for Associated Grocers of Florida, Inc. Accordingly, each of these companies files periodic reports with the Securities and Exchange Commission which can be accessed at www.sec.com.

                         NET 2 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

5.      Related Party Transactions

        The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of the Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

        On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35,500 in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closings, including approval by Lexington's shareholders and the partnership's limited partners.

        Leased Properties Management, Inc., which was purchased on June 23, 2000, by a subsidiary of Lexington, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the three months ended March 31, 2001 and 2000, property management fees, which are included in general and administrative expenses, totaled $25 and $21, respectively.

        Lexington is reimbursed by the Partnership for various administrative services performed. For the three months ended March 31, 2001 and 2000 such reimbursements totaled $103 and $45, respectively.

6.      Supplemental Disclosure of Cash Flow Information

        Cash paid for interest for each of the three-month periods ended March 31, 2001 and 2000 was $1,095 and $1,089, respectively.

7.      Subsequent Events

        On April 20, 2001, the Partnership sold a property located in Earth City, Missouri for net proceeds of approximately $3,700 and repaid $3,500 on its outstanding line of credit with Key Bank. The Partnership realized a gain of $480 on the sale.

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

On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $35.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closings, including approval by Lexington's shareholders and the partnership's limited partners.

The unpaid cumulative preferred return at March 31, 2001 totaled $30.636 million ($62.96 to $64.90 per Unit, per close), and was reduced by $596,000 ($1.25 per Unit) with the first quarter 2001 distribution paid in April 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

On December 29, 2000, the Partnership repaid $11 million on the principal balance of the $24.5 million financing with Key Bank. This loan was due on January 10, 2001 but was extended for one year. The Partnership is currently exploring opportunities to refinance this agreement.

Net cash used in financing activities for the quarter ended March 31, 2001 totaled $1.129 million and was attributable to cash distributions to partners and costs in obtaining financing. Net cash provided by financing activities for the quarter ended March 31, 2001 totaled $6.49 million and was primarily attributable to financing obtained on the acquisition of the a property located in Hampton, Virginia.

On April 20, 2001, the Partnership sold a property located in Earth City, Missouri for net proceeds of approximately $3.7 million and repaid $3.5 million on its outstanding line of credit with Key Bank. The Partnership realized a gain of $480,000 on the sale.

Results of Operations (in thousands):

                                               Three Months Ended
                                                    March 31,                Increase
                                               2001          2000           (Decrease)
                                               ----          ----           ----------
Total revenues                              $   2,695     $   2,335         $     360
                                                -----         -----               ---
Total expenses:
Interest                                        1,134         1,076                58
Depreciation                                      519           443                76
Amortization of deferred expenses                  51            32                19
General, administrative and other                 318           221                97
                                                -----         -----               ---
                                                2,022         1,772               250
                                                -----         -----               ---

Net income                                  $     673     $     563         $     110
                                                  ===           ===               ===


The increase in revenues, interest, depreciation and amortization for the three months ended March 31, 2001 are primarily attributable to a full quarter of the operations of the real property investments acquired in 2000.

Amortization expenses increased primarily due to financing secured by the Tucson, Arizona, Columbia, South Carolina and Plymouth, Michigan properties obtained in the fourth quarter of 2000.

General, administrative and other expenses increased primarily due to overhead and costs incurred regarding the vacated property located in Earth City, Missouri.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The partnership's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations since it has no derivatives.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of March 31, 2001 and 2000, the Partnership's variable rate indebtedness represented 22% and 40% of total long-term indebtedness. During the first quarter of 2001 and 2000, this variable rate indebtedness had a weighted average interest rate of 8.10% and 9.03%, respectively. Had the weighted average interest rate been 100 basis points higher, the Partnership's net income would have been approximately $37,000 and $53,000 less for the quarter ended March 31, 2001 and 2000, respectively.

                         PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings - not applicable.

ITEM 2.   Changes in Securities - not applicable.

ITEM 3.   Defaults under the Senior Securities - not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.   Other Information - not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits.
                 Exhibit No.   Exhibit
                 -----------   -------
                         27    None.
                         99    Additional Exhibits:
                                Loan Agreement with Nations Financial
                                Capital Corporation dated May 31, 1994 (filed with Form 10-Q dated May 15, 2000).


          (b) Reports on Form 8-K filed during the first quarter ended March 31, 2001.

                 Form 8-K filed March 9, 2001, provided press release information regarding the Partnership to be acquired by Lexington Corporate Properties Trust.

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

                                                  NET 2 L.P.

                                         By:      Lepercq Net 2 L.P.
                                                  its general partner

                                         By:      Lepercq Net 2 Inc.
                                                  its general partner

Date:           May 14, 2001                       By:  /s/ E. Robert Roskind
        -----------------------                        ------------------------
                                                  E. Robert Roskind
                                                  President