Form 10-K405/A
period 2000-12-31
NET 2 L P
filed 2001-06-15
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 2000
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 000-22566

                                   NET 2 L.P.
                    -----------------------------------------
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

                                      None.

Introductory Note: This amendment is being filed for the sole purpose of correcting the inadvertent omission of the conformed signature of the Registrant's accounts, KPMG LLP, from the Independent Auditors' Report which is included in Item 8 of the Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                           NET 2 L.P. AND SUBSIDIARIES


                                      INDEX


                                                                         Page
                                                                         ----
Independent Auditors' Report                                              4

Consolidated Balance Sheets at December 31, 2000 and 1999                 5

Consolidated Statements of Income for the years ended
December 31, 2000, 1999 and 1998                                          6

Consolidated Statements of Changes in Partners' Capital (Deficit)
for the years ended December 31, 2000, 1999 and 1998                      7

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                          8

Notes to Consolidated Financial Statements                                9 - 18

Consolidated Financial Statement Schedule

Real Estate and Accumulated Depreciation Schedule III                    19 - 20

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





/s/ KPMG LLP


March 9, 2001

                           NET 2 L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  DECEMBER 31,


                                                                      2000               1999
                                                                    --------           --------
                            ASSETS

Real estate, at cost:
     Buildings                                                      $ 82,989           $ 69,761
     Land                                                             14,932             12,164
                                                                    --------           --------
                                                                      97,921             81,925
     Less:  accumulated depreciation                                   6,833              5,968
                                                                    --------           --------
                                                                      91,088             75,957

Property held for sale                                                 3,193                 --
Cash and cash equivalents                                                777                566
Restricted cash                                                           --             12,508
Deferred expenses, net of accumulated amortization
     of $567 and $184 in 2000 and 1999, respectively                     667                305
Rent receivable                                                        1,505                957
Other assets                                                             377                140
                                                                    --------           --------

                                                                    $ 97,607           $ 90,433
                                                                    ========           ========

               LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                              $ 59,254           $ 51,927
Accrued interest payable                                                  81                225
Accounts payable and accrued liabilities                                 688                301
                                                                    --------           --------
                                                                      60,023             52,453
                                                                    --------           --------

Partners' capital (deficit):
     General Partner                                                    (262)              (254)
     Limited Partners ($100 per Unit, 500,000 Units
         authorized, 477,167 Units issued and outstanding)            37,846             38,234
                                                                    --------           --------
     Total partners' capital                                          37,584             37,980
                                                                    --------           --------

                                                                    $ 97,607           $ 90,433
                                                                    ========           ========


         See accompanying notes to consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                            YEARS ENDED DECEMBER 31,


                                               2000             1999            1998
                                             -------          -------          ------
Revenues:
  Rental                                     $10,126          $10,086          $6,871
  Interest and other                             541              248              92
                                             -------          -------          ------
                                              10,667           10,334           6,963
                                             -------          -------          ------

Expenses:
  Interest                                     4,785            4,696           2,277
  Depreciation                                 2,049            2,049           1,238
  Amortization of deferred expenses              383              187             154
  General, administrative and other            1,011              775             744
  Transaction expenses                           400               --              74
                                             -------          -------          ------
                                               8,628            7,707           4,487
                                             -------          -------          ------
Income before net gain from
   sale of properties                          2,039            2,627           2,476
  Gain from sale of properties, net               --              784           4,516
                                             -------          -------          ------

Net income                                   $ 2,039          $ 3,411          $6,992
                                             =======          =======          ======


Net income per Unit of limited
  partnership interest (*)                   $3.77 to         $6.24 to         $12.62 to
                                             =======          =======          ======
                                             $  4.48          $  7.53          $15.55
                                             =======          =======          ======


(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.


          See accompanying notes to consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                        General          Limited
                                        Total           Partner         Partners
                                        -----           -------         --------
Partners' capital (deficit)
  at December 31, 1997               $ 32,447           $(365)          $ 32,812

Net income                              6,992             140              6,852

Cash distributions                     (2,435)            (49)            (2,386)
                                     --------           -----           --------

Partners' capital (deficit)
  at December 31, 1998                 37,004            (274)            37,278

Net income                              3,411              69              3,342

Cash distributions                     (2,435)            (49)            (2,386)
                                     --------           -----           --------

Partners' capital (deficit)
  at December 31, 1999                 37,980            (254)            38,234

Net income                              2,039              41              1,998

Cash distributions                     (2,435)            (49)            (2,386)
                                     --------           -----           --------

Partners' capital (deficit)
  at December 31, 2000               $ 37,584           $(262)          $ 37,846
                                     ========           =====           ========


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

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


4.  INVESTMENTS IN REAL ESTATE

    Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 2000:

                                                                                                              Lease          Net
                                                                                                           Expiration     Rentable
      Date of                                                               Acquisition    Annualized         Date         Square
      Acquisition         Tenant                        Location               Cost         Base Rent     (month/year)      Feet
      -----------         ------                        --------               ----         ---------     ------------      ----
      02/28/89       The Tranzonic                 Highland Heights,
                        Companies                     Ohio                $      5,821      $     707         02/09          94,657

      02/28/89       The Tranzonic
                        Companies                  Tempe, AZ                     1,548            188         02/09          49,951

      09/14/90       Ameritech
                        Services, Inc.             Columbus, OH                  2,450            255         05/05          20,000

      09/28/90       Cox Communi-
                        cations, Inc.              Tucson, AZ                    1,681            401         09/10          28,591

      06/22/94       Kohl's Department
                        Stores, Inc.               Eau Claire, WI                4,187            435         01/15          76,164

      12/23/94       Ikon Office Solutions         Milford, CT                   2,949            337         12/04          27,360

      06/05/97       Sam's Real Estate
                        Business Trust             Westland, MI                  7,904            753         01/09         102,826

      07/24/98       Best Buy Co., Inc.            Canton, OH                    5,301            465         02/18          46,350

      07/24/98       Best Buy Co., Inc.            Spartanburg, SC               4,518            395         02/18          45,800

      09/29/98       Hollywood Entertainment
                        Corporation                Wilsonville, OR              14,009          1,345         11/08         122,853

      01/08/99       Associated Grocers
                        of Florida, Inc.           Ocala, FL                    20,071          1,872         12/18         668,034

      06/29/99       Wal-Mart Real Estate
                        Business Trust             Jacksonville, AL              2,211            146         01/09          56,132

      08/04/99       Stone Container
                        Corporation                Columbia, SC                  4,898            477         08/12         185,961

      03/20/00       Nextel Communications
                        of Mid-Atlantic, Inc.      Hampton, VA                  12,347          1,167         12/09         100,632

      05/19/00       Johnson Controls, Inc.        Plymouth, MI                  8,026            740         12/06         134,160
                                                                               -------         ------                     ---------

                                                                          $     97,921      $   9,683                     1,759,471
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

                                                                  Unaudited Pro Forma                 Unaudited Pro Forma
                                                                      Year ended                          Year ended
                                                                   December 31, 2000                   December 31, 1999
                                                                   -----------------                   -----------------

      Revenues                                                        $      11,227                       $      11,073
                                                                     ==============                      ==============
      Net income                                                      $       2,345                       $       3,160
                                                                     ==============                      ==============
      Income per Unit of
       limited partnership interest                                  $4.33 to $5.15                      $5.78 to $6.98
                                                                     ==============                      ==============

5.  MORTGAGE NOTES PAYABLE

    Following is a detailed schedule of the Partnership's mortgage notes payable as of December 31, 2000 and 1999:

                                                                                                                      Scheduled
    Loan or                                                              Interest                     Balloon       Debt Service
    Property Location                   2000              1999             Rate        Maturity       Payment          in 2001
    -----------------                   ----              ----             ----        --------       -------          -------
    Bank of America                 $       -         $    23,593            -           05/00      $      -                -
    Key Bank                             13,179               -            9.13%         01/02             -           Variable
    Eau Claire, WI                        2,580             2,683          8.00%         07/14             -         $      313
    Westland, MI                          4,401             4,740          7.50%         09/09             -                683
    Canton, OH                            3,519             3,574          7.15%         08/08           2,936              313
    Spartanburg, SC                       2,923             2,968          7.15%         08/08           2,438              260
    Ocala, FL                            14,069            14,369          7.25%         02/09          10,700            1,332
    Hampton, VA                           7,468               -            8.27%         04/10           6,758              677
    Tucson, AZ                            2,550               -            7.50%         01/11           2,076              226
    Columbia, SC                          3,565               -            7.54%         01/11           2,905              317
    Plymouth, MI                          5,000               -            7.96%         07/11           3,949              463
                                    -----------       -----------    -----------                    ----------
                                    $    59,254       $    51,927          7.93%                    $   31,762
                                    ===========       ===========    ===========                    ==========

    On October 29, 1998, the Partnership received an increase and an extension on the line of credit of up to $24,500 from Bank of America (formerly Nations Credit Commercial Corporation) bearing interest at a rate of 315 basis points over the London Interbank Offered Rate ("LIBOR"). The line of credit matured on May 1, 2000.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


5.  CONTINUED

    On May 19, 2000, the Partnership obtained financing with Key Bank in the amount of $24,250 with an interest rate of 250 basis points over LIBOR. The loan requires interest only payments and matures on January 10, 2001. On December 29, 2000, the Partnership repaid $11,000 on the principal balance through separate financing obtained on the Michigan, South Carolina and one of the Arizona properties. The remaining balance of the note is secured by the remaining six properties and by a negative declaration by the Partnership that the properties owned would not be mortgaged to secure any other indebtedness. If the value of the collateral falls below certain specified levels, the Partnership will be required to provide additional security or to prepay a portion of the loan. The loan was extended up to January 10, 2002. The Partnership is currently exploring opportunities to refinance this agreement.

    The mortgage notes are recourse to the Partnership but not to its Limited or General Partners. They may be prepaid, subject to certain prepayment penalties, as defined.

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
                           2005                                     l,496

6.  LEASES

    Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 2000 are as follows:

                  Year Ending December 31
                  -----------------------
                           2001                             $       9,733
                           2002                                     9,869
                           2003                                     9,917
                           2004                                    10,190
                           2005                                     9,735
                        Thereafter                                 67,339
                                                                  -------
                           Total                            $     116,783
                                                                  =======

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

        Summarized financial information for each tenants/guarantors which represented 10% or greater of rental revenue in 2000, follows:

                                                                                                               January 31,
                                                                                                                   2000
                                                                                                                   ----
           Wal-Mart Stores, Inc.:
           Total Assets                                                                                     $     70,349,000
           Total Liabilities                                                                                      44,515,000
           Total Stockholders' Equity                                                                             25,834,000
           Total Revenues                                                                                        166,809,000
           Net Income                                                                                              5,377,000

                                                                                                               December 31,
                                                                                                                   1999
                                                                                                                   ----
           Hollywood Entertainment Corporation:
           Total Assets                                                                                     $      1,080,177
           Total Liabilities                                                                                         775,648
           Total Stockholders' Equity                                                                                304,529
           Total Revenues                                                                                          1,096,841
           Net Loss                                                                                                 (51,302)

           Nextel Communications, Inc.:
           Total Assets                                                                                     $     18,410,000
           Total Liabilities                                                                                      15,836,000
           Total Stockholders' Equity                                                                              2,574,000
           Total Revenues                                                                                          3,326,000
           Net Loss                                                                                              (1,338,000)

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

6.  CONTINUED

    Associated Grocers of Florida, Inc., the Partnership's largest tenant based upon rental revenues, is a private organization which does not file financial statements with the Securities and Exchange Commission. The Partnership does receive annual audited financial statements from the tenant pursuant to the lease however, has no authority to disclose publicly such financial data. The tenant operates as a retailer-owned cooperative in the wholesale distribution of grocery products and uses the property as a distribution center. According to publicly published reports, the tenant is one of the top 50 (based on revenues) private companies in Florida and has in excess of 300 employees.

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

9.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                                    Three Months Ended
                                                         ------------------------------------------------------------------------
                                                                    March 31,                                 June 30,
                                                         -------------------------------          -------------------------------
                                                            2000                 1999                2000                 1999
                                                         ----------           ----------          ----------           ----------

      Revenues                                           $    2,335           $    2,418          $    2,929           $    2,698
      Net income                                         $      563           $    1,350          $      970           $      744

      Net income per Unit
      of limited partnership interest                    $  1.03 to           $  2.45 to          $  1.79 to           $  1.36 to
                                                         ==========           ==========          ==========           ==========
                                                           $1.24                $3.00               $2.13                $1.64
                                                           =====                =====               =====                =====

                                                                                    Three Months Ended
                                                         ------------------------------------------------------------------------
                                                                  September 30,                             December 31,
                                                         -------------------------------          -------------------------------
                                                            2000                 1999                2000                 1999
                                                         ----------           ----------          ----------           ----------

      Revenues                                           $    2,643           $    2,688          $    2,760           $    2,530
      Net income                                         $      306           $      810          $      200           $      507

      Net income per Unit
      of limited partnership interest                    $  0.57 to           $  1.49 to          $  0.38 to           $  0.94 to
                                                         ==========           ==========          ==========           ==========
                                                            $0.67                $1.78               $0.43                $1.11
                                                            =====                =====               =====                =====

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

                                                                    Schedule III


                          NET 2 L. P. AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999, and 1998
                 Initial cost to Partnership and gross amount at
                       which carried at end of period (A)
                                 (In thousands)

                                                                                                                       Accumulated
Description                                Encumbrances             Land            Buildings      Total (C)        Depreciation (D)
-----------                                ------------             ----            ---------      ---------        ----------------
Office, Highland Heights, OH              $      3,134 (B)     $        578      $      5,243    $       5,821         $       1,557
Industrial, Tempe, AZ                              832 (B)              154             1,394            1,548                   414
Industrial, Columbus, OH                         1,112 (B)              506             1,944            2,450                   500
Office, Tucson, AZ                               2,550                  402             1,279            1,681                   329
Retail, Eau Claire, WI                           2,580                  815             3,372            4,187                   550
Office, Milford, CT                              1,493 (B)              630             2,319            2,949                   349
Retail, Westland, MI                             4,401                2,000             5,904            7,904                   523
Retail, Canton, OH                               3,519                1,200             4,101            5,301                   250
Retail, Spartanburg, SC                          2,923                1,050             3,468            4,518                   211
Office, Wilsonville, OR                          5,961 (B)            1,100            12,909           14,009                   728
Industrial, Ocala, FL                           14,069                2,058            18,013           20,071                   892
Retail, Jacksonville, AL                           647 (B)              286             1,925            2,211                    72
Industrial, Columbia, SC                         3,565                  733             4,165            4,898                   146
Office, Hampton, VA                              7,468                1,200            11,147           12,347                   221
Industrial, Plymouth, MI                         5,000                2,220             5,806            8,026                    91
                                               -------              -------           -------        ---------               -------
                                          $     59,254         $     14,932      $     82,989    $      97,921         $       6,833
                                                ======               ======            ======           ======                 =====


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

                                                                       Continued

                                                                    Schedule III

                          NET 2 L. P. AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999, and 1998
                Initial cost to Partnership and gross amount at
                       which carried at end of period (A)
                                 (In thousands)


Continued

--------------------------------------------------

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 2000 for Federal income tax purposes was approximately $96,279.

(B) The mortgage note is allocated based on the cost of the real estate.

(C) Reconciliation of real estate owned:

                                                                      2000                 1999                 1998
                                                                      ----                 ----                 ----

      Balance at beginning of year                               $      81,925       $      67,676        $      56,882
      Additions during year                                             20,373              36,383               23,828
      Properties held for sale                                          (4,377)               -                  (4,551)
      Sale of properties                                                  -                (22,134)              (8,483)
                                                                   -----------             -------              -------
      Balance at end of year                                     $      97,921       $      81,925        $      67,676
                                                                        ======             =======               ======

(D) Reconciliation of accumulated depreciation:

                                                                      2000                 1999                 1998
                                                                      ----                 ----                 ----

      Balance at beginning of year                               $       5,968       $       6,164        $       7,160
      Properties held for sale                                          (1,184)               -                    (427)
      Sale of properties                                                  -                 (2,245)              (1,807)
      Depreciation expense                                               2,049               2,049                1,238
                                                                        ------              ------               ------
      Balance at end of year                                     $       6,833       $       5,968        $       6,164
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


                                        NET 2 L.P.

                                        By: Lepercq Net 2 L.P.,
                                            its general partner


                                        By: Lepercq Net 2 Inc.,
                                            its general partner


Date:       June 15, 2001               By: /s/ E. Robert Roskind
         --------------------               ---------------------
                                            President