Form 10-Q
period 2001-06-30
NET 2 L P
filed 2001-08-14
CIK 843756

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from _________________ to__________________

      Commission File Number 000-22566


                                   NET 2 L.P.
             (Exact name of Registrant as specified in its charter)


               Delaware                                     13-3497738
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     c/o Lexington Corporate Properties Trust
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

                           NET 2 L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

                 June 30, 2001 (Unaudited) and December 31, 2000



                                                            2001          2000
                                                          --------      --------
                 Assets

Real estate, at cost                                      $ 97,921      $ 97,921
   Less: accumulated depreciation                            7,870         6,833
                                                          --------      --------
                                                            90,051        91,088

Property held for sale                                          --         3,193
Cash and cash equivalents                                    1,519           777
Deferred expenses (net of accumulated amortization
   of $556 and $409 in 2001 and 2000, respectively)            788           667
Rent receivable                                              1,786         1,505
Other assets                                                   474           377
                                                          --------      --------

                                                          $ 94,618      $ 97,607
                                                          ========      ========


    Liabilities and Partners' Capital

Mortgages and notes payable                               $ 55,183      $ 59,254
Accrued interest payable                                       148            81
Accounts payable and other liabilities                         705           688
                                                          --------      --------
                                                            56,036        60,023
                                                          --------      --------
Partners' capital (deficit):
   General Partner                                            (242)         (262)
   Limited Partners ($100 per Unit, 500,000 Units
    authorized, 477,167 Units issued and outstanding)       38,824        37,846
                                                          --------      --------
     Total partners' capital                                38,582        37,584
                                                          --------      --------

                                                          $ 94,618      $ 97,607
                                                          ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

                Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          2001       2000       2001       2000
                                        ------     ------     ------     ------
Revenues:
  Rental                                $2,892     $2,780     $5,526     $4,990
  Interest and other                        79        149        140        274
                                        ------     ------     ------     ------
                                         2,971      2,929      5,666      5,264
                                        ------     ------     ------     ------
Expenses:
  Interest expense                       1,064      1,191      2,198      2,267
  Depreciation                             518        525      1,037        968
  Amortization of deferred expenses         96         70        147        102
  General, administrative and other        231        173        549        394
                                        ------     ------     ------     ------
                                         1,909      1,959      3,931      3,731
                                        ------     ------     ------     ------
Income before gain on sale
  of property                            1,062        970      1,735      1,533
Gain on sale of property                   480         --        480         --
                                        ------     ------     ------     ------
Net income                              $1,542     $  970     $2,215     $1,533
                                        ======     ======     ======     ======

Net income per Unit of limited
   partnership interest (*)             $2.86 to   $1.79 to   $4.11 to   $2.82 to
                                        ========    ========  ========   ========
                                        $3.38      $2.13      $4.85      $3.38
                                        =====      =====      =====      =====


(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.


     See accompanying notes to unaudited consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                            2001          2000
                                                          --------      --------

Net cash provided by operating activities                 $  2,625      $  2,333
                                                          --------      --------
Cash flows from investing activities:
  Proceeds from sale of property, net                        3,673            --
  Investment in real estate                                     --       (20,363)
  Decrease in restricted cash                                   --        12,508
                                                          --------      --------
  Net cash provided by (used in) investing activities        3,673        (7,855)
                                                          --------      --------

Cash flows from financing activities:
  Principal payments on mortgage notes                        (571)         (589)
  Proceeds of mortgage notes payable                            --        31,750
  Repayment of mortgage notes payable                       (3,500)      (23,425)
  Increase in deferred expenses                               (268)         (371)
  Cash distributions to partners                            (1,217)       (1,217)
                                                          --------      --------
  Net cash (used in) provided by financing activities       (5,556)        6,148
                                                          --------      --------
Change in cash and cash equivalents                            742           626
Cash and cash equivalents at beginning of period               777           566
                                                          --------      --------
Cash and cash equivalents at end of period                $  1,519      $  1,192
                                                          ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)

                                  June 30, 2001



1.    The Partnership and Basis of Presentation

      Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein. As of June 30, 2001, the Partnership owned interests in fifteen properties.

      As of June 30, 2001, the Partnership has a total of 477,167 Units issued and outstanding held by 1,881 limited partners.

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at June 30, 2001 totaled $31,352 ($64.46 to $66.40 per Unit, per close). On July 31, 2001, the cumulative preferred return that was unpaid at June 30, 2001 was reduced by a cash distribution to the Limited Partners for the quarter ended June 30, 2001 totaling $597 ($1.25 per Unit). The General Partner received a cash distribution of $12 in July 2001.

4.    Leases

      The leases are net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

      Each of the following tenants/guarantors accounted for 10% or more of rental revenues for the six months ended June 30, 2001 and 2000:

               Tenants/Guarantors                      2001            2000
               ------------------                     ------          ------
         Associated Grocers of Florida, Inc.          20%             22%
         Wal-Mart Stores, Inc. (*)                    15%             15%
         Hollywood Entertainment Corporation          13%             15%
         Nextel Communications, Inc.                  12%              7%

         (*) Consists of two retail stores located in Westland, Michigan and Jacksonville, Alabama.

      Each of the tenants/guarantors which represented 10% or greater of rental revenue for the six months ended June 30, 2001 and 2000, is a publicly registered company, except for Associated Grocers of Florida, Inc. Accordingly, each of these companies files periodic reports with the Securities and Exchange Commission.

5.    Mortgages and Notes Payable

      On April 20, 2001, the Partnership sold a property located in Earth City, Missouri for net proceeds of $3,673 and repaid $3,500 on its outstanding line of credit with Key Bank. The Partnership realized a gain of $480 on the sale.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)



6.    Related Party Transactions

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


      On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $35,500 in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. As of June 30, 2001, Lexington owns 15,782 units.

      An affiliate of Lexington is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the three and six months ended June 30, 2001 and 2000, property management fees, which are included in general and administrative expenses, totaled $28 and $27, and $52 and $47, respectively.

      Lexington is reimbursed by the Partnership for various administrative services performed. For the three and six months ended June 30, 2001 and 2000 such reimbursements totaled $51 and $39, and $154 and $84, respectively.

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

The unpaid cumulative preferred return at June 30, 2001 totaled $31.352 million ($64.46 to $66.40 per Unit, per close), and was reduced by $596,459 ($1.25 per Unit) with the second quarter 2001 distribution paid in July 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

On April 20, 2001, the Partnership sold a property located in Earth City, Missouri for net proceeds of $3.673 million and repaid $3.5 million on its outstanding line of credit with Key Bank. The Partnership realized a gain of $480,000 on the sale.

Net cash provided by investing activities for the six months ended June 30, 2001 totaled $3.673 million and was attributable to the sale of the Earth City, Missouri property. Net cash used in investing activities for the six months ended June 30, 2000 totaled $7.855 million and was attributable to acquisition of the Hampton, Virginia and Plymouth, Michigan properties.

Net cash used in financing activities for the six months ended June 30, 2001 totaled $5.556 million and was attributable to the pay down of principal on the line of credit. Net cash provided by financing activities for the six months ended June 30, 2000 totaled $6.148 million and was attributable to proceeds from mortgage financing.

On November 13, 2000, the Partnership entered into the Agreement with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $35.5 million in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. As of June 30, 2001, Lexington owns 15,782 units.

Results of Operations (In thousands)


                                            Three months                    Six months
                                            ended June 30,                ended June 30,             Increase (Decrease)
                                         2001           2000           2001           2000        Three months     Six months
                                       -------        -------        -------        -------       ------------     ----------

Total revenues                         $ 2,971        $ 2,929        $ 5,666        $ 5,264         $    42         $   402
                                       -------        -------        -------        -------         -------         -------

Total expenses
 Interest                                1,064          1,191          2,198          2,267            (127)            (69)
 Depreciation                              518            525          1,037            968              (7)             69
 Amortization                               96             70            147            102              26              45
 General, administrative
  and other                                231            173            549            394              58             155
                                       -------        -------        -------        -------         -------         -------
                                         1,909          1,959          3,931          3,731             (50)            200
                                       -------        -------        -------        -------         -------         -------
Income before gain on
 sale of property                      $ 1,062        $   970        $ 1,735        $ 1,533         $    92         $   202
                                       =======        =======        =======        =======         =======         =======

Total revenues did not materially change for the three months, due to percentage rent received that was offset by a decrease in interest income. Interest income decreased due to escrow accounts that were closed in the second quarter of 2000. Total revenues increased for the six months, primarily due to a full period of rent received on the Hampton, Virginia and Columbia, South Carolina properties.

Interest expense decreased for the three and six months ended June 30, 2001, primarily due to lower interest rates and pay down of principal on the line of credit.

General and administrative expenses increased in the three and six months ended June 30, 2001 primarily due to increases in property operating expenses and overhead.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of June 30, 2001, the Partnership's variable rate indebtedness represented 18% of total long-term indebtedness. For the three and six months ended June 30, 2001, the variable rate indebtedness had a weighted average interest rate of 7.13% and 7.61%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income for the three and six months ended June 30, 2001, would have been approximately $30,000 and $67,000 less, respectively.

                      PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings - not applicable.

ITEM 2.     Changes in Securities - not applicable.

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  Exhibit No.       Exhibit

                                    None.

            (b) Reports on form 8-K filed during the second quarter ended June 30, 2001.

                  Form 10-K405/A filed on June 15, 2001. The amendment was filed for the sole purpose of correcting the inadvertent omission of the conformed signature of the Registrant's accountants, KPMG LLP, from the Independent Auditors' Report that is included in
                  Item 8 of the Form 10-K.

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

                                             NET 2 L.P.

                                             By: Lepercq Net 2 L.P.
                                                 its general partner

                                             By: Lepercq Net 2 Inc.
                                                 its general partner

Date: August 14, 2001                        By: /s/ E. Robert Roskind
      ------------------                         -------------------------------
                                                 E. Robert Roskind
                                                 President