Form 10-Q
period 2001-09-30
NET 2 L P
filed 2001-11-14
CIK 843756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from                   to
                                        -----------------    ----------------

         Commission File Number 000-22566



                                   NET 2 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   Delaware                                  13-3497738
   ----------------------------------------              -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

   c/o Lexington Corporate Properties Trust
             355 Lexington Avenue
                 New York,  NY                                  10017
   ----------------------------------------              -------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (212) 692-7200
                                                         -------------------


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

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           NET 2 L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

              September 30, 2001 (Unaudited) and December 31, 2000



                                                            2001          2000
                                                          --------      --------
                         Assets

Real estate, at cost                                      $ 97,921      $ 97,921
      Less: accumulated depreciation                         8,389         6,833
                                                          --------      --------
                                                            89,532        91,088

Property held for sale                                          --         3,193
Cash and cash equivalents                                    1,600           777
Deferred expenses (net of accumulated amortization
 of $653 and $409 in 2001 and 2000, respectively)              691           667
Rent receivable                                              1,926         1,505
Other assets                                                   537           377
                                                          --------      --------

                                                          $ 94,286      $ 97,607
                                                          ========      ========


             Liabilities and Partners' Capital

Mortgage notes payable                                    $ 54,906      $ 59,254
Accrued interest payable                                       147            81
Accounts payable and other liabilities                         983           688
                                                          --------      --------
                                                            56,036        60,023
                                                          --------      --------
Partners' capital (deficit):
   General Partner                                            (249)         (262)
   Limited Partners ($100 per Unit, 500,000 Units
    authorized, 477,167 Units issued and outstanding)       38,499        37,846
                                                          --------      --------
     Total partners' capital                                38,250        37,584
                                                          --------      --------

                                                          $ 94,286      $ 97,607
                                                          ========      ========



     See accompanying notes to unaudited consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                         Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
Revenues:
   Rental                                $  2,588   $  2,563   $  8,114   $  7,553
   Interest and other                          68         80        208        354
                                         --------   --------   --------   --------
                                            2,656      2,643      8,322      7,907
                                         --------   --------   --------   --------
Expenses:
   Interest expense                         1,045      1,290      3,243      3,557
   Depreciation                               519        541      1,556      1,509
   Amortization of deferred expenses           97        141        244        243
   General, administrative and other          270        165        819        559
   Transaction costs                          448        200        448        200
                                         --------   --------   --------   --------
                                            2,379      2,337      6,310      6,068
                                         --------   --------   --------   --------
Income before gain on sale
   of property                                277        306      2,012      1,839
Gain on sale of property, net                  --         --        480         --
                                         --------   --------   --------   --------

Net income                               $    277   $    306   $  2,492   $  1,839
                                         ========   ========   ========   ========

Net income per Unit of limited
   partnership interest (*)              $0.52 to   $0.57 to   $4.63 to   $3.39 to
                                         ========   ========   ========   ========
                                          $0.60      $0.67      $5.45      $4.04
                                          =====      =====      =====      =====

(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.



     See accompanying notes to unaudited consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                             2001         2000
                                                           --------     --------

Net cash provided by operating activities                  $  3,592     $  3,203
                                                           --------     --------

Cash flows from investing activities:
   Proceeds from sale of property, net                        3,673           --
   Investment in real estate                                     --      (20,374)
   Decrease in restricted cash                                   --       12,508
                                                           --------     --------
   Net cash provided by (used in) investing activities        3,673       (7,866)
                                                           --------     --------

Cash flows from financing activities:
   Principal payments on mortgage notes                        (848)        (812)
   Proceeds of mortgage notes payable                            --       31,750
   Repayment of mortgage notes payable                       (3,500)     (23,425)
   Increase in deferred expenses                               (268)        (521)
   Cash distributions to partners                            (1,826)      (1,826)
                                                           --------     --------
   Net cash (used in) provided by financing activities       (6,442)       5,166
                                                           --------     --------

Net increase in cash and cash equivalents                       823          503
Cash and cash equivalents at beginning of period                777          566
                                                           --------     --------
Cash and cash equivalents at end of period                 $  1,600     $  1,069
                                                           ========     ========



     See accompanying notes to unaudited consolidated financial statements.

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)

                               September 30, 2001



1.       The Partnership and Basis of Presentation

         Net 2 L.P. (the "Partnership") was formed as a limited partnership on November 9, 1988, under the laws of the State of Delaware to invest in real estate properties or interests therein. As of September 30, 2001, the Partnership owned interests in fifteen properties.

         As of September 30, 2001, the Partnership has a total of 477,167 Units issued and outstanding held by 1,858 limited partners.

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

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 2001 totaled $32,067 ($65.96 to $67.90 per Unit, per close). On October 30, 2001, the cumulative preferred return that was unpaid at September 30, 2001 was reduced by a cash distribution to the Limited Partners for the quarter ended September 30, 2001 totaling $596 ($1.25 per Unit). The General Partner received a cash distribution of $12 in October 2001.

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

         Each of the following tenants/guarantors accounted for 10% or more of rental revenues for the nine months ended September 30, 2001 and 2000:

                   Tenants/Guarantors                   2001       2000
                   ------------------                   ----       ----
           Associated Grocers of Florida, Inc.           20%        22%
           Hollywood Entertainment Corporation           14%        15%
           Wal-Mart Stores, Inc. (*)                     13%        13%
           Nextel Communications, Inc.                   12%         9%

           (*) Consists of two retail stores located in Westland, Michigan and Jacksonville, Alabama.

         Each of the tenants/guarantors which represented 10% or greater of rental revenue for the nine months ended September 30, 2001 and 2000, is a publicly registered company, except for Associated Grocers of Florida, Inc. Accordingly, each of these companies files periodic reports with the Securities and Exchange Commission.

5.       Mortgages and Notes Payable

         On April 20, 2001, the Partnership sold a property located in Earth City, Missouri for net proceeds of $3,673 and repaid $3,500 on its loan facility with Key Bank. The Partnership realized a gain of $480 on the sale.

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

                           NET 2 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)



6.       Continued

         On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $35,500 in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. On October 12, 2001, a joint consent and proxy solicitation statement/prospectus was mailed to the Partnership's limited partners. The General Partner expects the proposed merger with Lexington to close in the fourth quarter of 2001. As of September 30, 2001, Lexington owns 15,782 units.

         An affiliate of Lexington is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). Property management fee which are included in general and administrative expenses totaled $25 each for the three months, and $77 and $72 for the nine months in 2001 and 2000, respectively.

         Lexington is reimbursed by the Partnership for various administrative services performed. For the three and nine months in 2001 and 2000, such reimbursements totaled $89 and $46, and $243 and $130, respectively.

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

The unpaid cumulative preferred return at September 30, 2001 totaled $32.07 million ($65.96 to $67.90 per Unit, per close), and was reduced by $596,000 ($1.25 per Unit) with the third quarter 2001 distribution paid in October 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

On April 20, 2001, the Partnership sold a property located in Earth City, Missouri for net proceeds of $3.67 million and repaid $3.5 million on its loan facility with Key Bank. The Partnership realized a gain of $480,000 on the sale.

Net cash provided by investing activities for the nine months ended September 30, 2001 totaled $3.67 million and was attributable to the sale of the Earth City, Missouri property. Net cash used in investing activities for the nine months ended September 30, 2000 totaled $7.87 million and was attributable to acquisition of the Hampton, Virginia and Plymouth, Michigan properties.

Net cash used in financing activities for the nine months ended September 30, 2001 totaled $6.44 million and was attributable to the pay down of principal on the loan facility. Net cash provided by financing activities for the nine months ended September 30, 2000 totaled $5.17 million and was attributable to the net proceeds from mortgage financing less the impact of partners distributions.

On November 13, 2000, the Partnership entered into the Agreement with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $35.5 million in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. On October 12, 2001, a joint consent and proxy solicitation statement/prospectus was mailed to the Partnership's limited partners. The General Partner expects the proposed merger with Lexington to close in the fourth quarter of 2001. As of September 30, 2001, Lexington owns 15,782 units.

Results of Operations (In thousands)

                            Three months ended     Nine months ended     Increase (Decrease)
                               September 30,         September 30,       Three        Nine
                              2001       2000       2001       2000      Months      Months
                             ------     ------     ------     ------     ------      ------

Total revenues               $2,656     $2,643     $8,322     $7,907     $   13      $  415
                             ------     ------     ------     ------     ------      ------

Total expenses:
Interest                      1,045      1,290      3,243      3,557       (245)       (314)
Depreciation                    519        541      1,556      1,509        (22)         47
Amortization                     97        141        244        243        (44)          1
General, administrative
  and other                     270        165        819        559        105         260
Transaction costs               448        200        448        200        248         248
                             ------     ------     ------     ------     ------      ------
                              2,379      2,337      6,310      6,068         42         242
                             ------     ------     ------     ------     ------      ------
Income before gain on
 sale of property            $  277     $  306     $2,012     $1,839     $  (29)     $  173
                             ======     ======     ======     ======     ======      ======

Total revenues did not materially change for the three months. Total revenue increased for the nine months due to percentage rent received that was offset by a decrease in interest income. Interest income decreased due to escrow accounts that were closed in the second quarter of 2000.

Interest expense decreased for the three and nine months primarily due to lower interest rates and pay down of principal on the credit facility.

General, administrative and other expenses increased in the three and nine months due to increases in property operating expenses and overhead.

During the quarter, the Partnership accrued costs relating to the proposed acquisition of limited partners and general partner interest by Lexington and the impending liability on debt satisfaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's exposure to market risk relates to its variable rate credit facility. As of September 30, 2001, the Partnership's variable rate indebtedness represented 18% of total long-term indebtedness. For the three and nine months ended September 30, 2001, the variable rate indebtedness had a weighted average interest rate of 7.13% and 7.45%, respectively. Had the weighted average interest rates been 100 basis points higher, the Partnership's net income for the three and nine months ended September 30, 2001, would have been approximately $30,000 and $92,000 less, respectively.

                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings - not applicable.

ITEM 2.    Changes in Securities - not applicable.

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits.


                 Exhibit No.             Exhibit
                 -----------             -------
                      -                  None.

           (b) Reports on form 8-K filed during the third quarter ended September 30, 2001.

                 (1) Form 8-K filed July 20, 2001, provided amendment of the agreement with Lexington.

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

                                             NET 2 L.P.

                                        By:  Lepercq Net 2 L.P.
                                             its general partner

                                        By:  Lepercq Net 2 Inc.
                                             its general partner

Date:  November 14, 2001                     By:  /s/ E. Robert Roskind
     ----------------------                       ----------------------------
                                                  E. Robert Roskind
                                                  President